Form 10QSB
period 1996-06-30
TRIUMPHE LEASING VIII L P
filed 1996-08-27
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549


                         FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE OF 1934

     For the quarterly period ended      June 30, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from ____________to ____________

     Commission File Number:   0-21242

     TRIUMPHE LEASING VIII L. P.
     (Exact name of small business issuer
      as specified in its charter)

     Illinois                            36-3799482
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

     630 Dundee Road, Suite 345, Northbrook, Illinois 60062
     (Address of principal executive offices)

     847-509-1500
     (Issuer's telephone number, including area code)

     _______________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            [X]Yes     [ ]No


                                PART I
                         FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                       TRIUMPHE LEASING VIII L.P.
                             BALANCE SHEETS
                               June 30, 1996    December 31, 1995
                               -------------    -----------------
                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents     $    92,454         $   59,415
  Net investment in direct
    financing leases              2,580,800          2,589,177
  Prepaid expenses                    1,450               -
                                  ----------         ----------
     TOTAL CURRENT ASSETS         2,674,704          2,648,592
                                  ----------         ----------

COMPUTER EQUIPMENT ON OPERATING LEASES
  less accumulated depreciation of
  $2,835,516 and $3,989,973       1,651,942          2,996,217
                                  ----------         ----------

OTHER:
  Net investment in direct
      financing leases              529,804          1,653,607
  Deferred organization costs,
      less accumulated amortization
      of $21,770 and $19,270          3,230              5,730
                                  ----------         ----------
     TOTAL OTHER ASSETS             533,034          1,659,337
                                  ----------         ----------

                                $ 4,859,680        $ 7,304,146
                                  ==========         ==========


See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING VIII L.P.
                            BALANCE SHEETS
                               June 30, 1996    December 31, 1995
                               -------------    -----------------
                                (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable             $  380,922         $  352,120
    Current maturities of long-
      term debt                   2,908,545          3,599,617
    Other liabilities                22,047             61,332
                                  ----------         ----------
      TOTAL CURRENT LIABILITES    3,311,514          4,013,069
                                  ----------         ----------

LONG TERM DEBT,
    less current maturities         415,116          1,679,187
                                  ----------         ----------
    TOTAL LIABILITIES             3,726,630          5,692,256
                                  ----------         ----------
PARTNERS' EQUITY:
    General Partners                 11,875             16,664
    Limited Partners              1,121,175          1,595,226
                                  ----------         ----------
       TOTAL PARTNERS' EQUITY     1,133,050          1,611,890
                                  ----------         ----------

                                 $4,859,680         $7,304,146
                                  ==========         ==========

See accompanying notes to financial statements (Unaudited)


                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF OPERATIONS

                                    Six Months        Six Months
                                      Ended             Ended
                                  June 30, 1996     June 30, 1995
                                  -------------     -------------
                                   (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                    $ 1,162,112       $ 1,458,985
  Interest                              1,265              -
  Loss on sale of equipment           (44,376)             (855)
                                    ----------        ----------
TOTAL REVENUES                      1,119,001         1,458,130
                                    ----------        ----------
OPERATING EXPENSES:
  Interest                            156,169           323,060
  Depreciation & Amortization         624,592           911,210
  Remarketing Commissions Paid
    to Outside Lease Brokers            5,384              -
  Administrative                      102,912           117,855
                                    ----------        ----------
  TOTAL OPERATING EXPENSES            889,057         1,352,125
                                    ----------        ----------

NET INCOME                        $   229,944       $   106,005
                                    ==========        ==========

NET (LOSS) ALLOCATED TO
  General partners                 $    2,299        $    1,060
  Limited partners                    227,645           104,945
                                    ----------        ----------
                                   $  229,944        $  106,005
                                    ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                     1.2894            1.2894
   Limited Partners                   127.6554          127.6554

(LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners                      $1,783            $822
   Limited Partners                      $1,783            $822

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                           STATEMENTS OF OPERATIONS

                                   Three Months      Three Months
                                      Ended             Ended
                                  June 30, 1996     June 30, 1995
                                  -------------     -------------
                                   (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                    $   456,016       $   721,687
  Interest                              1,265              -
  Loss on sale of equipment           (68,580)             (855)
                                    ----------        ----------
TOTAL REVENUES                        388,701           720,832
                                    ----------        ----------
OPERATING EXPENSES:
  Interest                             67,440           148,004
  Depreciation & Amortization         302,351           455,605
  Remarketing Commissions Paid
    to Outside Lease Brokers            4,901              -
  Administrative                       46,526            58,186
                                    ----------        ----------
  TOTAL OPERATING EXPENSES            421,218           661,795
                                    ----------        ----------

NET INCOME (LOSS)                 $   (32,517)      $    59,037
                                    ==========        ==========

NET (LOSS) ALLOCATED TO
  General partners                $      (325)      $       590
  Limited partners                    (32,192)           58,447
                                    ----------        ----------
                                  $   (32,517)      $    59,037
                                    ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                     1.2894            1.2894
   Limited Partners                   127.6554          127.6554

INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners                      $(252)            $458
   Limited Partners                      $(252)            $458

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING VIII L.P.
                      STATEMENT OF PARTNERS' EQUITY

                      Six Months Ended June 30, 1996
                               (Unaudited)


                                         GENERAL         LIMITED
                           TOTAL         PARTNERS        PARTNERS
PARTNERS' EQUITY
  Beginning of period  $ 1,611,890     $  16,664     $ 1,595,226

DISTRIBUTIONS             (708,784)       (7,088)       (701,696)
NET LOSS                   229,944         2,299         227,645
                         ----------      --------       ---------
PARTNERS' EQUITY
  End of period        $ 1,133,050     $  11,875     $ 1,121,175
                         ==========      ========      ==========

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING VIII L.P.
                        STATEMENTS OF CASH FLOWS
                                       Six Months     Six Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $   229,944    $   106,005
  Adjustments to reconcile
   net loss to net cash provided
   by operating activities:

     Depreciation & Amortization          624,592        911,210
     Loss on sale of equipment             44,376            855
     Amortization of unearned income     (153,217)      (262,368)
  Changes in assets and liabilities:
     Increase in prepaid expense           (1,450)        (2,834)
     Increase in accounts payable          28,802         69,467
     (Decrease) in other liabilities      (39,285)        31,192
                                       -----------    -----------
      Net cash provided by
      operating activities                733,762        853,527
                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer
  equipment on lease                     (108,393)          -
  Principal payments received
  under direct financing leases         1,367,790      1,738,975
  Proceeds from sale of
  equipment under lease                   703,807         55,752
                                       -----------    -----------
      Net cash provided by
      investing activities              1,963,204      1,794,727
                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners              (708,784)      (167,502)
  Proceeds from issuance of
  nonrecourse debt                        221,312        234,404
  Principal payments of
  nonrecourse debt                     (2,176,455)    (2,625,970)
                                       -----------    -----------
      Net cash (used in)
      financing activities             (2,663,927)    (2,559,068)
                                       -----------    -----------

See accompanying notes to financial statements (Unaudited)

                       TRIUMPHE LEASING VIII L.P.
                  STATEMENTS OF CASH FLOWS - CONTINUED
                                      Six Months     Six Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
NET INCREASE IN CASH AND EQUIVALENTS: $    33,039    $    89,186

CASH AND EQUIVALENTS,
  at the beginning of the period           59,415         47,092
                                        ----------     ----------
CASH AND EQUIVALENTS,
  at the end of the period            $    92,454    $   136,278
                                        ==========     ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the
  period for interest                 $   156,169    $   323,060

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L. P.
                        STATEMENTS OF CASH FLOWS
                                     Three Months   Three Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $   141,969    $    59,037
  Adjustments to reconcile
   net loss to net cash provided
   by operating activities:

     Depreciation & Amortization          302,351        455,605
     Loss on sale of equipment             68,579            855
     Amortization of unearned income      (71,118)      (127,197)
   Changes in assets and liabilities:
     Increase in prepaid expense              726            955
     Increase (Decrease) in
      accounts payable                    (17,689)        32,322
     Increase (Decrease) in
      other liabilities                    (1,773)        20,851
                                       -----------    -----------
      Net cash provided by
      operating activities                423,045        442,428
                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer
  equipment on lease                      (88,617)          -
  Principal payments received
  under direct financing leases           666,779        905,236
  Proceeds from sale of
  equipment under lease                   574,532         55,752
                                       -----------    -----------
      Net cash provided by
      investing activities              1,152,694        960,988
                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners              (579,839)      (103,096)
  Proceeds from issuance of
  nonrecourse debt                         88,595        234,404
  Principal payments of
  nonrecourse debt                     (1,077,209)    (1,445,066)
                                       -----------    -----------
      Net cash (used in)
      financing activities             (1,568,453)    (1,313,758)
                                       -----------    -----------

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L. P.
                  STATEMENTS OF CASH FLOWS - CONTINUED
                                     Three Months   Three Months
                                         Ended          Ended
                                     June 30, 1996  June 30, 1995
                                     -------------  -------------
                                      (Unaudited)    (Unaudited)
NET INCREASE IN CASH AND EQUIVALENTS: $     7,286    $    89,658

CASH AND EQUIVALENTS,
  at the beginning of the period           85,168         46,620
                                       -----------    -----------
CASH AND EQUIVALENTS,
  at the end of the period            $    92,454    $   136,278
                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the
    period for interest               $    67,440    $   148,004

See accompanying notes to financial statements (Unaudited)

                        TRIUMPHE LEASING VIII L.P.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at June 30, 1996 and each of the three and six months ended June 30, 1996, and June 30, 1995, is unaudited, and in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of that date and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 - ORGANIZATION

    The partnership was formed on December 10, 1991, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1996 was the eighteenth quarter of operations.

NOTE 3 - DESCRIPTION OF LEASING ARRANGEMENTS

    The partnership's leasing operations consist principally of leased equipment which it has acquired from third party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases expire over the next three years. The cost of each lease includes an equity investment plus any non-recourse loans obtained to finance the purchase.

NOTE 4 - EQUIPMENT

    Equipment is recorded at cost. Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                      TRIUMPHE LEASING VIII L.P.
                     NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of June 30, 1996:

Total minimum lease payments to be received         $  2,989,974

Estimated residual values of leased property             303,306

Less: Unearned income                                   (182,676)
                                                       ----------
Net investment in leases                            $  3,110,604
                                                       ==========


      At June 30, 1996, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are as follows:


                YEAR                       AMOUNT

                1996                  $ 4,160,700
                1997                    1,699,480
                1998                      130,584
                1999                       14,452

PART 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June of 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units has been sold through December 31, 1993. At March 31, 1995 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and non-recourse bank borrowing of $16,962,807.

OPERATIONS
Total revenues decreased to $1,119,001 for the first two quarters of the fiscal year ending December 31, 1996 ("fiscal 1996") from $1,458,130 for the first two quarters of the fiscal year ended December 31, 1995 ("fiscal 1995"). Total revenues consist of lease rental income, interest earned on short-term money market investments and losses on the sale of equipment. The decrease in total revenues from the first two quarters of fiscal 1995 to the first two quarters of fiscal 1996, was due primarily to the loss of rental income attributable to the expiration of leases.

Operating expenses decreased to $889,057 for the first two quarters of fiscal 1996 from $1,352,125 for the first two quarters of fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses from the first two quarters of fiscal 1995 to the first two quarters of fiscal 1996 resulted primarily from the reduction of equipment on lease.

The partnership does not plan to invest in additional equipment Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at June 30, 1996 include undistributed cash available from operations during the period March 27, 1992 to June 30, 1996.

The partnership has a program which provides for the temporary investment of cash in various short-term money market instruments pending disbursement for operations or distributions to partners.

The partnership generally financed the purchase of equipment by the use of loans in an amount in excess of 50% of the purchase price thereof. All of the loans incurred were non-recourse to the partnership and were or will be fully amortized by the monthly rental payments due to the partnership under related leases.

The partnership maintains, to the extent practicable, a working capital and contingency reserve in an amount not to exceed 1% of the gross proceeds from the offering of Units, subject to business and distribution requirements. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

                      TRIUMPHE LEASING VIII L.P.
                      PART 2 - OTHER INFORMATION



NONE

                        SIGNATURES



  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TRIUMPHE LEASING VIII L.P.

                      By:  TL GENERAL VIII CORP.,
                           Its: General Partner



  Date  August 13, 1996        By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz, President
                                  of the Corprate General Partner
                                  (Principal Executive Officer)




  Date  August 13, 1996        By: /s/ Jerry L. Schwartz
                                  ------------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer of the
                                  Corporate General Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  August 13, 1996       By: /s/ Gerald A. Horwitz
                                 -------------------------------
                                   Gerald A. Horwitz
                                   Its: General Partner