Form 10QSB/A
period 1996-06-30
TRIUMPHE LEASING VIII L P
filed 1996-10-03
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 8

               Amendment to Application or Report
          Filed Pursuant to Section 12, 13 or 15(d) of
               The Securities Exchange Act of 1934

                  TRIUMPHE LEASING VIII L. P.
         (Exact name of registrant as specified in charter)

                        Amendment No. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for June 30, 1996 on Form 10-QSB as set forth in the pages attached hereto:

     Exhibit 27   Financial Data Schedule for the 2nd Qtr 10-QSB

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this admendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TRIUMPHE LEASING VIII L. P.
                             (Registrant)

                      By:  TL GENERAL VIII CORP.,
                           Its: General Partner



  Date  October 3, 1996        By: /s/ Gerald A. Horwitz
                                  ------------------------------
                                  Gerald A. Horwitz, President
                                  of the Corprate General Partner
                                  (Principal Executive Officer)




  Date  October 3, 1996        By: /s/ Jerry L. Schwartz
                                  ------------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer of the
                                  Corporate General Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  October 3, 1996       By: /s/ Gerald A. Horwitz
                                 -------------------------------
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

PART 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June of 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units has been sold through December 31, 1993. At June 30, 1996 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and non-recourse bank borrowing of $16,962,807.

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

Operating expenses decreased to $889,057 for the first two quarters of fiscal 1996 from $1,352,125 for the first two quarters of fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation on equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses from the first three quarters of fiscal 1995 to the first three quarters of fiscal 1996 resulted primarily from the reduction of equipment on lease.

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