Form 10KSB
period 1996-12-31
TRIUMPHE LEASING VIII L P
filed 1997-03-24
CIK 882574

SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON D.C.  20549

                              FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1996

     OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ____________ to ____________



Commission File No. 0-21242

TRIUMPHE LEASING VIII L.P.
(Name of Small Business Issuer in Its Charter)

Illinois                                      36-3799482
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)


630 Dundee Road, Suite 345, Northbrook, Illinois  60062
(Address of principal executive offices, including zip code)

847-509-1500
(Issuer's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                              None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                    LIMITED PARTNERSHIP UNITS

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              [X] Yes      [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.       [X]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $1,264,165.

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) at December 31, 1996 was $621,126.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

* There has not been, nor is there expected to be, a public market for the limited partnership units; the market value of $621,126 is based on the book value per unit of limited partnership interest.

                             PART I

ITEM 1.     DESCRIPTION OF BUSINESS

     The registrant, Triumphe Leasing VIII L.P. (the "Partnership"), is a limited partnership organized in 1991 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $2,514,768 in Limited Partnership Units (the "Units") to the public from March 27, 1992 through December 31, 1993, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission (Registration No. 33-44929). The business of the Partnership is to acquire, own, lease, maintain, manage and sell various items of new and used computer, computer peripheral, telecommunications and office equipment ("equipment").

     EQUIPMENT ACQUISITION. The General Partners select Equipment which they believe will maintain residual value. Among the factors adversely affecting the residual values of Equipment, and which make predictions of residual value uncertain, are advances in technology that render equipment obsolete, reductions in sales prices or rental rates by manufacturers of comparable new equipment, and surpluses in the marketplace for comparable equipment. The General Partners utilize data prepared by recognized appraisal or valuation firms as a guide to estimating the residual values of Equipment.

     TERMS OF LEASES. The General Partners generally lease Equipment to lessees for initial terms ranging from six months to six years, under agreements which impose on the lessees all costs of maintenance, taxes and insurance for the equipment. The leases may grant the lessees options to extend their leases or to purchase the leased Equipment at the end of the initial lease terms.

     LESSEES. The Partnership leases Equipment to lessees it believes to be creditworthy. The General Partners will depend heavily on the lease credit evaluations of the Partnership's lenders which, in turn, look primarily to rentals under the leases to repay their loans.

     LEVERAGE. The General Partners typically finance the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. A nonrecourse loan is one in which the lender agrees that its recourse in the event of default is limited to the equipment securing the loan, the rents payable under the related lease and the proceeds derived from their sale, and that neither the Partnership nor any Partner will be liable for payment. It is anticipated that generally the loans will be in the maximum amount which can be repaid with interest out of the lease rentals receivable during the initial lease terms. The debt incurred generally bears a fixed interest rate over the term of the loan, rather than a variable rate which changes with the prime rate or other criteria.

     REFINANCING AND SALE OF EQUIPMENT. In some cases the Partnership may dispose of its Equipment at the end of the initial term of the related lease. This may be accomplished by
(a) selling the Equipment to the lessee, (b) selling the Equipment in the open market, (c) negotiating an extension of the lease term, and (d) securing a new lessee and selling the Equipment subject to the extended or new lease to another investor. In other cases at the end of the initial term of a lease the Partnership may decide to retain the Equipment and enter into a new or extended lease. The Partnership will then either (a) refinance the Equipment, which will permit the Partnership to distribute to the Partners any cash received in the refinancing or (b) retain the debt-free leased Equipment so as to secure for the Partnership the rental income under the lease. The Partnership may also sell the lease prior to the end of the initial lease term. It is not anticipated that the terms of any extended or replacement leases will extend beyond December 31, 1999.

     INDEPENDENT BROKERS. Most of the Partnership's Equipment purchases and related lease opportunities will be brought to its attention by independent leasing brokers, which will either charge the Partnership a commission for their services or alternatively purchase the Equipment and secure the lessee and then resell the package to the Partnership at a profit. Independent brokers may also be compensated by the Partnership for assisting in the re-leasing and disposition of its Equipment. The independent brokers may also participate in the proceeds of the leases on a percentage or fixed basis after the Partnership has earned a specified return on its investment in a lease.

     NO COMMITMENTS. The foregoing description of the business of the Partnership is only a statement of the present intention of the General Partners, and should not be viewed as a commitment as to the Partnership's actual business activities. The General Partners are granted unlimited discretion in the Partnership Agreement to make all decisions regarding the business of the Partnership. These decisions will include the type of equipment to be acquired, the terms of leases, the amount and nature of borrowings, and the time and terms of Equipment disposition. The General Partners intend to exercise sound business judgment in response to market conditions when making these decisions, which may result in substantial deviations from the business now conducted.

     As of December 31, 1996, the Partnership had purchased
$19,119,908 worth of Equipment. The Equipment owned by the Partnership as of that date consists of computer hardware and peripherals.

     LEASES. The following is a summary of each of the leases and related Equipment acquired by the Partnership through December 31, 1996 and owned during 1996:

1.   THRIFT DRUG, INC.

     (a) Under the terms of a master lease agreement entered into by Thrift Drug, Inc. ("Thrift") dated January 2, 1992, and an equipment supplement dated January 2, 1992, Thrift has leased a computer controller and disk drives manufactured by Hitachi Data Systems Corporation.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the supplement. The cost to the Partnership of the equipment and supplement was $734,431. The Partnership paid $24,258 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     Pursuant to a master lease agreement entered into by the Partnership and Thrift Drug, Inc., dated as of May 31, 1995, and an equipment supplement dated May 31, 1995, the Partnership and Thrift Drug terminated the original master lease agreement and equipment schedules, and renewed the original equipment. The initial term of the schedule was 26 months which commenced on June 1, 1995. The monthly rent is $9,858.

     (b) Under the terms of (a) a master lease agreement entered into by Thrift's predecessor, and assumed by Thrift, dated
December 3, 1990, and an equipment supplement dated March 8, 1991, and (b) a master lease agreement entered into by Thrift
Drug, Inc. dated as of January 2, 1992, and an equipment supplement dated January 2, 1992, Thrift has leased an IBM mainframe computer and certain peripheral devices.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the two foregoing described supplements. The cost to the Partnership of the equipment and the two supplements was $9,489,339. The Partnership paid $105,000 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     (c) Under the terms of a master lease agreement entered into by Thrift dated January 2, 1992, and an equipment supplement dated October 27, 1992, Thrift has leased 17 laser printers manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the supplement. The cost to the Partnership of the equipment and supplement was $91,891, which was paid by the Partnership in cash. The term of the supplement was 24 months which commenced on November 1, 1992. This supplement was renewed in November 1994, and the term was extended 24 months at a monthly rent of $2,100. After the expiration of the renewal, the related equipment was sold in December 1996.

     (d) Under the terms of a master lease agreement entered into by Thrift dated January 2, 1992, and an equipment supplement dated August 4, 1992, Thrift has leased 44 laser printers manufactured by IBM. The term of the supplement is 36 months, which commenced on November 1, 1992. The Partnership has acquired from the original lessor the equipment and all of the rights under the supplement. The cost to the Partnership of the Equipment and supplement was $235,980. The Partnership paid $42,825 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     (e) Under the terms of a master lease agreement entered into by Thrift dated January 2, 1992, and an equipment supplement dated November 23, 1992, Thrift has leased 4 laser printers manufactured by IBM. The Partnership has acquired from the original lessor the equipment and all of the rights under the supplement. The cost to the Partnership of the equipment and supplement was $21,822, which was paid by the Partnership in cash. The term of the supplement is 36 months which commenced on December 1, 1992. The monthly rent is $600.

     The term of the schedules in (d) and (e) expired in October 1995 and November 1995, respectively. Under the terms of a master lease dated May 31, 1995, and an equipment supplement dated November 1, 1995, the schedules in (d) and (e) were renewed with 46 new IBM printers. The term of the schedules was 36 months commencing November 1, 1995. The monthly rent is $4,387. The original equipment in schedules (d) and (e) above was sold in 1996.

     Thrift, a wholly owned subsidiary of J.C. Penney Company, Inc., operates a chain of retail drug stores.

2.   MOUNT SINAI HOSPITAL, New York

     Under the terms of a master lease agreement entered into by Mount Sinai Hospital ("Mount Sinai") dated May 1, 1992, and an equipment supplement dated May 28, 1992, Mount Sinai has leased two laser printers manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the supplement. The term of the supplement is 48 months, which commenced on September 1, 1992. The monthly rent is $4,400. The cost to the Partnership of the equipment and supplement was $185,539.

     The Partnership paid $5,000 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     The original lease expired in August 1996. The equipment is currently renewed on a month-to-month basis.

3.   ICI AMERICAS INC.

     Under the terms of a master lease agreement entered into by ICI Americas Inc. ("ICI") dated December 5, 1990, and an equipment schedule dated July 10, 1992, ICI has leased computer equipment manufactured by IBM, Unidata, Digi-board, and TPS
Systems.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $301,469. The Partnership paid $41,664 of this amount in cash, and the balance by assuming existing non-recourse financing of the equipment. The term of the supplement was 36 months, which commenced on September 1, 1992. The monthly rent was $7,823.

     In November 1994, the equipment was upgraded and ICI and the Partnership negotiated an early renewal of the schedule. The term of the schedule was extended to October 1997 at a monthly rent of $4,889.

     In March 1996, the equipment was again upgraded and ICI and the Partnership negotiated an early renewal of the schedule. The term of the schedule was extended to February 1999 at a monthly rent of $4,150.

     In June 1996, additional equipment was upgraded and added on to the original equipment, and was executed as an additional supplement to the original equipment above. The term of the additional supplement was 32 months, with a commencement date of July 1, 1996. The cost to the Partnership of the upgraded and additional equipment was $88,117, the balance of which was paid for by assuming nonrecourse financing for the equipment. The monthly rent for the additional supplement is $3,076.

     ICI Americas, Inc., a subsidiary of Imperial Chemical
Industries PLC, is engaged in the manufacture and sale of pharmaceuticals, plastics, specialty chemicals, advanced materials, and agricultural products.

4.   ADVANTIS

     Under the terms of a master lease agreement dated January 4, 1990 entered into by Advantis, having accepted assignment of the master lease agreement and related equipment supplements from the original lessee, dated January 4, 1990 and four equipment supplements dated August 1, 1992 and September 1, 1992, Advantis has leased computer equipment manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the supplements. The term of each supplement is 36 months. The commencement date for one supplement was August 1, 1992; the commencement date for the other supplements was September 1, 1992. The aggregate monthly rent for the supplements is $3,296. The cost to the Partnership of the equipment and supplements was $123,616. The Partnership paid $16,143 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     The original term of the lease expired in July and August 1995. One schedule was renewed for 6 months commencing on September 1, 1995. The renewal rent is $829. After expiration of the renewal term, this schedule was leased on a month-to-month basis for 2 months, and subsequently the equipment was returned and sold in May 1996. The remaining schedules are leased on a month-to-month basis with a monthly rent of $2,237.

     Advantis is a joint venture between a wholly owned subsidiary of IBM and a wholly owned subsidiary of Sears, Roebuck
& Co., which provides information network, data processing and telecommunications services.

5.   ALLIED SIGNAL INC.

     Under the terms of a master lease agreement entered into by Allied-Signal Inc. ("Allied") dated May 18, 1988, and an equipment schedule dated October 7, 1992, Allied has leased 71 printers manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $229,753 which was paid by the Partnership in cash. The term of the schedule is 48 months, which commenced on October 12, 1992. The monthly rent is $4,852.

     The original lease expired in October 1996. The equipment is currently renewed on a month-to-month basis.

     Allied's primary businesses are in the aerospace, automotive products, and engineered materials industries.

6.   BELLSOUTH TELECOMMUNICATIONS, INC.

     (a) Under the terms of a master lease agreement entered into by BellSouth Services Incorporated, the predecessor of BellSouth Telecommunications, Inc. ("BellSouth"), dated as of September 1, 1988 and two equipment schedules dated as of August 30, 1993, BellSouth has leased computer equipment manufactured by Amdahl. The initial term of the schedules is 24 months, which commenced on October 1, 1993. The monthly rent is $32,354. The cost of the equipment and schedules to the Partnership was $813,161. The Partnership paid $148,750 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     (b) Under the terms of a master lease agreement entered into by BellSouth Services Incorporated, the predecessor of BellSouth, dated as of September 1, 1988 and an equipment schedule dated as of December 13, 1993, BellSouth has leased computer equipment manufactured by Amdahl. The initial term of the schedule was 24 months, which commenced on October 1, 1993. The monthly rent was $8,327. The cost of the equipment and the schedule to the Partnership was $156,124, which the Partnership paid in cash.

     The term of the schedules in (b) and (c) expired in September 1995. The Partnership sold certain units of the equipment in August 1996, and is currently in the process of remarketing the remaining items of equipment.

     BellSouth is in the telephone communications business.

7.   CHARMING SHOPPES OF DELAWARE, INC.

     (a) Under the terms of a master lease agreement entered into by Charming Shoppes of Delaware, Inc. ("Charming Shoppes") dated August 25, 1992 ("Charming Shoppes Master Lease") and an equipment schedule dated February 22, 1993, Charming Shoppes has leased computer equipment manufactured by Amdahl.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 36 months, which commenced January 1, 1993. The monthly rent is $5,599. The cost to the Partnership of the equipment and schedule was $189,228. The Partnership paid $20,622 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

     The original lease term expired in December 1995, and the related equipment was returned. Part of the equipment was sold in August 1996, and the Partnership is in the process of remarketing the remaining items of equipment.

     (b) Under the terms of an equipment schedule, dated August 12, 1993 and amended November 18, 1993, to the Charming Shoppes Master Lease, Charming Shoppes has leased computer equipment manufactured by Amdahl. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The initial term of the schedule is 36 months which commenced June 1, 1993. The cost of the equipment and schedule to the Partnership was $186,031. The monthly rent is $5,599. The Partnership paid $18,500 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     The original lease term expired in May 1996, and the related equipment was returned. Part of the equipment was sold in August 1996, and the Partnership is in the process of remarketing the remaining items of equipment.

     (c) Under the terms of an equipment schedule dated October 26, 1993 to the Charming Shoppes Master Lease, Charming Shoppes has leased computer equipment manufactured by Amdahl. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule is 36 months, which commenced September 1, 1993. The monthly rent is $5,638. The cost to the Partnership of the equipment and schedule was $178,629. The Partnership paid $14,550 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

     The original lease term expired in August 1996, and the related equipment was returned. The Partnership is in the process of remarketing the equipment.

     (d) Under the terms of the Charming Shoppes Master Lease, dated October 13, 1993, Charming Shoppes has leased computer equipment manufactured by Netframe Systems, Inc. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and the schedule was $183,319. The Partnership paid $18,500 in cash and the balance by executing a nonrecourse promissory note. The term of the schedule is 36 months which commenced December 1, 1993. The monthly rent is $6,935.

     The original lease term expired in November 1996, and the related equipment was returned. The Partnership is in the process of remarketing the equipment.

     Charming Shoppes is a wholesale distributor of women's apparel.

8.   PEROT SYSTEMS CORPORATION

     Under the terms of a master lease agreement entered into by Perot Systems Corporation ("Perot Systems") dated December 3, 1990, and an equipment schedule dated March 29, 1993, Perot Systems has leased computer equipment manufactured by Amdahl.

     The term of the schedule is 36 months, which commenced March
1, 1993. The monthly rent is $23,693. The cost to the Partnership of the equipment and schedule was $795,961. The
Partnership paid $82,478 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

     Perot Systems assigned its rights and obligations in the lease to Nationsbanc Services, Inc. ("Nationsbanc"), as of April 1, 1995. The original lease expired in February 1996. After expiration of the renewal term, this schedule was leased on a month-to-month basis for 3 months, and subsequently the equipment was returned. The Partnership sold part of the equipment in August 1996, and is currently in the process of remarketing the remaining items of equipment.

9.   SONY MUSIC ENTERTAINMENT, INC.

     Under the terms of a master lease agreement entered into by Sony Music Entertainment, Inc. ("Sony"), and equipment schedules dated June 23, 1993, Sony has leased computer equipment and software manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedules. The term of the schedules is 36 months, which commenced July 1, 1993. The aggregate monthly rent under the schedules is $41,895. The cost to the Partnership of the equipment and schedules was $1,512,331. The Partnership paid $174,500 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     In May 1996, Sony paid off the remaining balance of the nonrecourse promissory note, and purchased the equipment.

     Sony, a subsidiary of Sony Corporation, is in the business of producing and selling recorded music.


10.  MOBIL ADMINISTRATIVE SERVICES COMPANY, INC.

     Under the terms of a master lease agreement dated as of March 9, 1990 and an equipment schedule dated as of June 25, 1993, Mobil Administrative Services Company, Inc. ("Mobil"), Mobil has leased computer equipment manufactured by IBM. The initial term of the schedule is 30 months which commenced July 1, 1993. The cost of the equipment and schedule to the Partnership was $490,081. The Partnership paid $103,000 of this amount in cash and the balance by assuming nonrecourse financing of the equipment. The monthly rent is $16,076.

     The original lease expired in January 1996. After expiration of the renewal term, this schedule was leased on a month-to-month basis for 5 months, and subsequently the equipment was returned. The Partnership has sold certain units of the equipment in 1996, and is currently in the process of remarketing the remaining items of equipment.

11.  CHRYSLER CORPORATION

     Under the terms of a master agreement dated March 21, 1989, and 2 equipment schedules dated November 15, 1993, Chrysler Corporation ("Chrysler") has leased computer equipment manufactured by IBM. The initial terms of the schedules are 36 months. One schedule commenced as of April 1, 1994 and the other commenced August 12, 1994. The aggregate monthly rent is $15,994. The cost of the equipment and schedules to the Partnership was $546,634. The Partnership paid $80,524 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     Chrysler Corporation is one of the world's largest manufacturers of automobiles, vans, and trucks.


12.  TOTAL SYSTEM SERVICES, INC.

     Under the terms of a master lease agreement dated July 29, 1992 and an equipment schedule dated as of April 4, 1994, Total System Services, Inc. ("Total System") has leased computer equipment manufactured by Kodak. The initial term is 36 months which commenced February 1, 1994. The cost of the equipment and schedule to the Partnership was $645,555. The Partnership paid $88,242 of this amount in cash and the balance by assuming nonrecourse financing of the equipment. The monthly rent is $18,013.

     In April 1996, Total System paid off the remaining balance of the nonrecourse promissory note, and purchased the equipment.

     Total System is in the credit card processing business.

13.  FINGERHUT CORPORATION

     Under the terms of a master lease agreement dated July 11, 1990 and an equipment schedule dated as of February 1, 1994, Fingerhut Corporation ("Fingerhut") has leased computer equipment manufactured by Hitachi Data Systems Corporation. The initial term of the schedule is 36 months which commenced February 1, 1994. The monthly rent is $27,945. The cost of the equipment and the schedule to the Partnership was $1,115,173. The Partnership paid $236,140 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     Fingerhut is a direct mail merchandiser of home furnishings, apparel, recreation items, small appliances and automotive accessories.

14.  HALLIBURTON COMPANY

     (a) Under the terms of a master lease agreement dated as of October 16, 1991 and an equipment schedule dated January 24, 1994, Halliburton Company ("Halliburton") has leased 60 printers manufactured by IBM. The initial term of the schedule is 24 months which commenced February 1, 1994. The monthly rent is $7,020. The cost of the equipment and the schedule to the Partnership was $257,175, which the Partnership paid in cash.

     (b) Under the terms of a master lease agreement dated as of October 16, 1991 and an equipment schedule dated March 25, 1994, Halliburton has leased 9 printers manufactured by IBM. The initial term of the schedule is 24 months which commenced April 1, 1994. The monthly rent is $693. The cost of the equipment and the schedule to the Partnership was $24,536, which the Partnership paid in cash.

     The term of the schedule in (a) expired in January 1996. At the expiration of the original term, Halliburton purchased the 60 IBM printers in February 1996. The term of the schedule in (b) expired in March 1996. At the expiration of the original term, Halliburton returned the printers. The printers were sold in April 1996.

     Halliburton specializes in providing oil field services:
engineering and construction of refineries, petrochemical and generating plants, and pulp and paper mills.

15.  KAWASAKI MOTORS, U.S.A.

     Under the terms of a master lease agreement dated November 30, 1987, and an equipment schedule dated August 26, 1993, Kawasaki Motors, U.S.A. ("Kawasaki") has leased computer equipment manufactured by IBM. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. Cost to the Partnership of the equipment and the schedule was $24,858. The Partnership paid $2,600 of this amount in cash and the balance by assuming existing nonrecourse financing of the equipment. The term of the schedule is 36 months, which commenced October 1, 1993. The monthly rent is $1,081.

     The original lease expired in September 1996. The lease was renewed in December 1996 for 24 months, at a monthly rent of $800.

     Kawasaki is engaged primarily in the import and distribution of motorcycles, jet skis, engines and all-terrain vehicles supplied by Kawasaki Heavy Industries, Ltd. of Japan ("KHI"), Kawasaki's parent, and by Kawasaki Motors Manufacturing Corp., U.S.A., a wholly owned manufacturing and assembling subsidiary of KHI.
                                                   Page 10 of 33


     The following tabulation sets forth the lessee, the equity investment of the Partnership, the debt incurred at the date of acquisition, the lease term at the acquisition of the Equipment and lease term remaining at December 31, 1996:
                                        Lease Term    Lease Term
                                        At Equipment  Remaining
                                        Acquisition   at 12/31/96
Lessee             Equity      Debt     (in months)   (in months)
-------          ---------  ----------  -----------   -----------
Thrift Drug     $   24,258  $   710,173      46           (5)
Thrift Drug        105,000    9,384,339      61            7
Thrift Drug         91,891         --        23           (6)
Thrift Drug         42,825      193,155      36           (7)
Thrift Drug         21,822         --        35           (7)
Aetna Life         116,000         --        36           (1)
Mount Sinai          5,000      180,539      48           (4)
ICI Americas        41,664      259,805      36           (8)
Advantis            16,143      107,475    35-36          (9)
Allied-Signal      229,753         --        45           (4)
United Telephone     1,915       43,950      36           (1)
BellSouth           34,951      390,814      45           (1)
BellSouth          148,750      664,441      22           (3)
BellSouth          156,154         --        18           (3)
Charming Shoppes    20,622      168,606      33           (3)
Charming Shoppes    18,500      167,531      33           (3)
Charming Shoppes    14,550      164,079      32           (2)
Charming Shoppes    18,500      164,819      26           (2)
Perot(Nationsbanc)  82,478      713,483      33           (3)
Sony               174,500    1,337,831      35          (10)
Mobil              103,000      387,081      30           (3)
Chrysler Corp.      43,121      220,100      30            3
Chrysler Corp.      37,403      246,010      34            6
Total System        88,242      557,313      36          (11)
Fingerhut Corp.    236,138      879,035      36            1
Halliburton Co.    257,175         --        24           (1)
Halliburton Co.     24,536         --        24           (1)
Kawasaki             2,600       22,258      23          (12)
                 ---------    ---------

     TOTAL:     $2,157,131  $16,962,807
                 =========   ==========

(1)   Lease expired and equipment sold.
(2) Lease expired, the Partnership is in the process of remarketing the equipment.
(3) Lease expired, part of the equipment has been sold, the Partnership is in the process of remarketing the rest of the equipment.
(4)   Renewed on a month-to-month basis at the original rent.
(5) Original lease and schedules terminated pursuant to a master lease agreement between the Partnership and Thrift Drug dated May 31, 1995. Renewal of original equipment in June 1995 for 26 months.
(6) Renewed at a monthly rental of $2,100 for a 24-month term ending in October 1996. After the expiration of the renewal, the related equipment was sold in December 1996.

(7) Renewed with new equipment at a monthly rental of $4,387 for a 36-month term ending in October 1998. The original equipment was sold in 1996.
(8) Equipment on lease upgraded; initial term extended to October 1997. Equipment on lease upgraded again in March 1996 and June 1996, with additional add-on schedule. Lease term extended to February 1999.
(9) Lease expired in July and August 1995; part of the equipment was renewed for 6 months at monthly rent of $829, and was returned and sold in May 1996. The remaining equipment is leased on a month-to-month basis at a monthly rent of $2,237.
(10) Lessee paid off the remaining balance of the nonrecourse promissory note, and purchased the equipment in May 1996.
(11) Lessee paid off the remaining balance of the nonrecourse promissory note, and purchased the equipment in April 1996.
(12) Lease renewed in December 1996 for 24 months, at a monthly rent of $800.

     COMPETITION. The equipment leasing industry is highly competitive and the Partnership competes with other leasing companies, with equipment manufacturers and distributors, and with other entities similar to the Partnership, most of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partners. Other leasing companies and especially equipment manufacturers and distributors may be in a position to offer equipment for lease upon financial terms more favorable than those which the Partnership can offer and may also be in a position to offer trade-in or exchange privileges on a wide range of equipment, a pass-on of any investment tax credit, comprehensive maintenance contracts, and other services and benefits to lessees which the Partnership does not offer.

     MAJOR CUSTOMERS Approximately 75% of the Partnership's lease income in the year ended December 31, 1996 was from five customers. For those direct financing leases in which the Partnership has a net investment at December 31, 1996, 91% were with one customer. See note 4 in "Notes to Financial Statements" in this report.

     EMPLOYEES.  The Partnership does not have any employees.

ITEM 2.     DESCRIPTION OF PROPERTY

            See "Item 1--Description of Business" in this report.

ITEM 3.     LEGAL PROCEEDINGS

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.
                                                  Page 12 of 33

                             PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     There has not been, nor is there expected to be, a public market for the Units. As of December 31, 1996 there were approximately 226 holders of Units.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION

     The Partnership commenced the offering of Limited Partnership Units and began operations on March 27, 1992. As of December 31, 1993, the date on which the offering of Units terminated, the Partnership had sold $2,514,768 in Units. At December 31, 1996, the Partnership had acquired $19,119,937 worth of equipment, excluding capitalized equipment acquisition costs, with an equity investment of $2,157,101 and nonrecourse borrowings of $16,962,807.

OPERATIONS

     Total revenues decreased to $1,284,165 for the fiscal year ended December 31, 1996 ("fiscal 1996") from $2,794,512 for the fiscal year ended December 31, 1995 ("fiscal 1995"). Total revenues consist of lease rental income and interest earned on the proceeds of Units sold and loss on sale of equipment under lease. This decrease in total revenues resulted from a decrease in rental income due to the sale of leased equipment and the increased loss on sale of equipment under lease.

     Operating expenses decreased to $1,877,402 for fiscal 1996 from $2,624,429 for fiscal 1995. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment under operating leases, write down of the carrying value of equipment in operating leases, amortization of organization expenses, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from fiscal 1995 to fiscal 1996 resulted primarily from a decrease in interest expense due to the payment of long-term debt, and a decrease in depreciation expense due to lease expiration partially offset by a write down of the carrying value of equipment on operating leases of $447,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash of the Partnership at December 31, 1996 include undistributed cash available from operations during the period
March 27, 1992 to December 31, 1996.

     The Partnership has a cash management program which provides for the temporary investment of offering proceeds in various short-term money market instruments pending their investment in Equipment.

     The Partnership generally finances the purchase of Equipment by the use of nonrecourse loans in an amount in excess of 50% of the purchase price thereof. The indebtedness incurred by the Partnership related to the acquisition of Equipment is generally fully amortized by the monthly rent payments due to the Partnership under related leases.

     The Partnership maintains a working capital and contingency reserve in an amount equal to 1% of the gross proceeds of the offering of Units. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements of the Partnership as of December
31, 1996, and for the fiscal years ended December 31, 1996 and December 31, 1995 and the notes thereto are set forth elsewhere herein.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The Partnership has no directors or executive officers. The General Partners of the Partnership are Gerald A. Horwitz and TL General VIII Corp., an Illinois corporation ("TL General"), the sole Director of which is Mr. Horwitz. Mr. Horwitz serves as Director of TL General until his successor is elected.

     The executive officers of TL General are Mr. Horwitz and Jerry Schwartz, who were elected to serve until their successors are elected and qualified.

     GERALD A HORWITZ. Mr. Horwitz, age 61, is the President and sole Director of TL General. He is also the Chairman of the Board, sole Director, President, Treasurer and sole voting shareholder of Raffaello, Inc., the sole shareholder of TL General, as well as the sole Director and Treasurer of Triumphe Leasing Group, Inc. and Horwitz & Associates, Inc. (formerly known as Horwitz, Schakner & Associates, Inc. and G.A. Horwitz & Co. Inc.), a securities broker-dealer and investment adviser, and President and sole Director of TL General Corp., the corporate General Partner of Triumphe Leasing Limited Partnership. Prior to organizing Horwitz & Associates, Inc. in 1970, Mr. Horwitz served as an officer of Thomson, McKinnon and Auchincloss and prior to that he served as an officer of Blair and Company, both of which were New York Stock Exchange member firms. Mr. Horwitz attended Roosevelt University in Chicago, where he earned a Bachelor of Science Degree. He also attended the University of Wisconsin as an undergraduate, and the University of Chicago as a post-graduate student and served part-time as an instructor at Northwestern University.

     Mr. Horwitz has served as a general partner of Res-Com, Ltd., Unilease Associates, Quest, Valley Associates, Leasing Income Associates, Equipment Leasing Partners and Triumphe Leasing Limited Partnership; and as an officer and director of the sole general partners of Triumphe Leasing VIII L.P., Concorde Leasing Limited Partnership and Invalease, Ltd. Each of these entities are Illinois limited partnerships engaged in the equipment leasing business. Mr. Horwitz is also the sole trustee of Tax Advantaged Income Trust, a grantor trust formed in 1985 under Illinois law to purchase and lease equipment.

     JERRY SCHWARTZ. Mr. Schwartz, age 51, has served in various executive capacities for affiliates of Raffaello, Inc. since April 1987. He is Vice President, Secretary and Treasurer of TL General and TL General Corp. From 1982 to 1987, he served as a principal of J.L. Schwartz & Co., Inc., a public accounting firm. Prior thereto, Mr. Schwartz served as an accounting and operational manager for a certified public accounting firm.

     There is no family relationship among the foregoing officers.

ITEM 10.     EXECUTIVE COMPENSATION

     As stated in Item 9, the Partnership has no executive officers or directors. The compensation to the General Partners is set forth in Item 12 of this report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     As of December 31, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's Units then outstanding.

     The Partnership has no executive officers.  As of December
31, 1996, neither Gerald A. Horwitz, TL General VIII Corp. nor
Jerry Schwartz owned any Units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     FEES TO GENERAL PARTNERS AND AFFILIATES.  The General
Partners and their affiliates will receive substantial fees, compensation and reimbursement of expenses from the Partnership.

     For its services as placement agent of the Partnership, Horwitz & Associates, Inc. ("H&A"), an affiliate of Messrs. Horwitz and Schwartz, receives a sales commission of 8% of the gross proceeds from the offering of Units. Such fees may be reallowed to other brokers by H&A.

     For its services in actively managing the Partnership, including, but not limited to, bookkeeping, preparation of SEC reports and filings, preparation of reports to investors, leasing and re-leasing Equipment, arranging for necessary maintenance and repairs of Equipment, collecting revenues, paying operating expenses, determining that the Equipment is used in accordance with all operative contractual arrangements and providing clerical and bookkeeping services necessary to the operation of the Partnership, the Partnership will pay the General Partners and/or their affiliates an Equipment Management Fee in an amount equal to (i) 2% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Full Payout Leases; or (ii) 3% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Operating Leases.

     For its services in locating and acquiring equipment, and arranging for financing and locating lessees, the Partnership will pay to the General Partners and their affiliates an Equipment Acquisition Fee in an amount equal to 5% of the Partnership's equity investment in such equipment; provided, however, that the Equipment Acquisition Fee shall not be paid if, and to the extent that, such payment shall cause the amount of gross proceeds of the offering invested in Equipment (including costs of investments other than Equipment) to be less than 85% of the gross proceeds of the offering.

     For its services in connection with the sale of any Equipment, the Partnership may pay to the General Partners and their affiliates a Subordinated Resale Fee in an amount equal to one-half of a Competitive Equipment Sale Commission, not to exceed 3% of the contract sales price of such Equipment, provided that any Subordinated Resale Fee earned shall not be paid to the General Partners and their affiliates prior to "Payout." Payout is defined as the time when the aggregate amount of all distributions to the Investor Limited Partners of Distributable Cash equals the sum of: (i) the aggregate amount of the Investor Limited Partners' Capital Contributions, and (ii) a cumulative, non-compounded 10% annual return on the aggregate amount of each Investor Limited Partner's unreturned Capital Contributions (calculated from the date such Investor Limited Partner was admitted to the Partnership). For purposes of this definition, Capital Contributions shall be deemed to have been returned only to the extent that distributions of Distributable Cash to the Investor Limited Partners exceed the amount required to satisfy such 10% annual return. If the General Partners participate with an independent broker on resale, such subordination shall apply only to the General Partners' Resale Fee. In no event shall total commissions paid to all persons exceed that which is reasonable, customary and competitive in light of the size, type and location of the equipment.

     During the fiscal year ended December 31, 1996, the
Partnership paid no sales commissions to H&A, an affiliate of the
General Partners.   Management fees to the General Partners for
1996 amounted to $123,317. The General Partners paid no acquisition fees during fiscal 1996.

     ALLOCATIONS AND DISTRIBUTIONS OF THE PARTNERSHIP. In accordance with the Partnership Agreement, the General Partners received distributions of $8,377 and were allocated net loss of $5,932 for fiscal 1996.

     REIMBURSEMENTS. The General Partners and their Affiliates shall be reimbursed for any expenses they incur in organizing the Partnership and offering the Units, up to a maximum of $1,400 multiplied by the number of Units actually sold.

     In addition, reimbursements in amounts not presently determinable will also be made from time to time to the General
Partners and their Affiliates for reasonable out-of-pocket expenses incurred in connection with the management, dministration and operation of the Partnership and the acquisition of Equipment (e.g., photocopying, postage, and filing fees). The General Partners presently estimate that such reimbursements will not exceed $25,000 per year.


                              PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits, as listed in the Exhibit Index set forth on page 18, are submitted as a separate section of this report.

     (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1996.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRIUMPHE LEASING VIII L.P.
                                By:  TL GENERAL VIII CORP.
                                Its: General Partner
Date: March 4, 1997             By: /s/ Gerald A. Horwitz
                                   -----------------------------
                                   Gerald A. Horwitz, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     SIGNATURES               TITLES                  DATE


/s/ Gerald A. Horwitz      Sole Director and      March 4, 1997
---------------------      President of the
    Gerald A. Horwitz      Corporate General
                           Partner and as a
                           General Partner
                           (Principal Executive
                            Officer)



/s/ Jerry Schwartz         Vice-President,        March 4, 1997
---------------------      Secretary and
    Jerry Schwartz         Treasurer of the
                           corporate General
                           Partner (Principal
                           Financial and
                           Accounting Officer)

                        EXHIBIT INDEX


Exhibit No.         Description                     Page No. 1*

1. Copy of the Partnership's Certificate of Limited Partnership filed with the Illinois Secretary of State on December 10, 1991 (Incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-44929).

2.1 Copy of the Partnership's original Agreement of Limited Partnership, dated December 10, 1991
               (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-44929).

2.2            Form of Amended and Restated Agreement of Limited
               Partnership (Incorporated by reference to Exhibit
               A to the Partnership's prospectus dated March 27, 1992 as part of Registration Statement No.
               33-44929).

27.            Financial data schedule

[FN]
* Included only in manually signed original

                    TRIUMPHE LEASING VIII L.P.
                       Financial Statements
              Years Ended December 31, 1996 and 1995

                       TRIUMPHE LEASING VIII L.P.


                               Contents




Report of Independent Certified Public Accountants              3


Financial Statements
       Balance Sheet                                          5-6
       Statements of Operations                                 7
       Statements of Partners' Equity                           8
       Statements of Cash Flows                                 9
       Summary of Accounting Policies                       10-12
       Notes to Financial Statements                        13-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Triumphe Leasing VIII L.P.
Northbrook, Illinois


We have audited the accompanying balance sheet of Triumphe
Leasing VIII L.P. as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triumphe Leasing VIII L.P. at December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP


Chicago, Illinois
January 17 , 1997

                    TRIUMPHE LEASING VIII L.P.

                       FINANCIAL STATEMENTS

                    TRIUMPHE LEASING VIII L.P.
                          BALANCE SHEET

                                                December 31, 1996
                                                -----------------
ASSETS

CURRENT ASSETS
       Cash                                            $   78,906
       Accounts receivable                                 44,017
       Net investment in direct financing
       leases (Notes 1 and 4)                           1,670,064
                                                        ---------

TOTAL CURRENT ASSETS                                    1,792,987


Computer Equipment on Operating Leases,
   less accumulated depreciation
   of $ 2,208,951 (Note 1)                                543,276


OTHER ASSETS
       Net investment in direct financing leases,
       less current portion
       (Notes 1 and 4)                                     95,918
       Deferred organization costs,
       less accumulated amortization of $24,270               730
                                                            -----

Total Other Assets                                         96,648
                                                           ------

                                                     $  2,432,911
                                                        =========



                         TRIUMPHE LEASING VIII L.P.
                              BALANCE SHEET

                                                December 31, 1996
                                                -----------------
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
       Accounts payable (Note 2)                       $  439,569
       Current maturities of long-term debt
       (Note 1)                                         1,646,827
       Other liabilities                                   27,150
                                                        ---------

TOTAL CURRENT LIABILITIES                               2,113,546


Long-Term Debt, less current maturities (Note 1)          138,414
                                                        ---------

TOTAL LIABILITIES                                       2,251,960


PARTNERS' EQUITY
       General partners                                     2,355
       Limited partners                                   178,596
                                                        ---------

Total Partners' Equity                                    180,961
                                                         --------
                                                       $2,432,911
                                                        =========

See accompanying summary of accounting policies and notes to financial statements.

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF OPERATIONS

                                Year Ended         Year Ended
                             December 31, 1996  December 31, 1995
                             -----------------  -----------------
REVENUES
       Lease income (Note 4)      $1,635,732        $2,815,858
       Loss on sale of equipment
         under lease                (352,832)          (21,346)
       Interest                        1,265              -
                                   ----------        ----------

Total revenues                     1,284,165         2,794,512

OPERATING EXPENSES
       Interest                      253,804           552,861
       Depreciation and amortization
       (Note 1)                    1,437,783         1,858,308
       Administrative  (Note 2)      185,815           213,260

Total operating expenses           1,877,402         2,624,429
                                   ----------        ----------
NET (LOSS) INCOME                 $ (593,237)       $  170,083
                                   ==========        ==========

NET (LOSS) INCOME ALLOCATED TO
       General partners           $   (5,932)       $    1,700
       Limited partners             (587,305)          168,383
                                   ----------        ----------
                                  $ (593,237)       $  170,083

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE YEAR:
   General partners                   1.2894            1.2894
   Limited partners                 127.6553          127.6553

(LOSS) INCOME PER WEIGHTED AVERAGE UNIT:
   General partners               $   (4,601)       $    1,319
   Limited partners               $   (4,601)       $    1,319

See accompanying summary of accounting policies and notes to financial statements.


                    TRIUMPHE LEASING VIII L.P.
                  STATEMENTS OF PARTNERS' EQUITY

                                           GENERAL     LIMITED
                                 TOTAL     PARTNERS    PARTNERS
                               --------    ---------   ---------
PARTNERS' EQUITY,
  at January 1, 1995           $1,751,128  $ 18,035   $1,733,093

DISTRIBUTIONS
($2,400 per unit)                (309,321)   (3,071)    (306,250)
NET INCOME                        170,083     1,700      168,383
                                ----------   -------   ----------
PARTNERS' EQUITY,
  at December 31, 1995          1,611,890    16,664    1,595,226

DISTRITUTIONS
($6,500 per unit)                (837,702)   (8,377)    (829,325)
NET LOSS                         (593,237)   (5,932)    (587,305)
                                ----------   -------   ----------

PARTNERS' EQUITY,
  at December 31, 1996        $   180,951     2,355      178,596
                                 ========    ======     ========

See accompanying summary of accounting policies and notes to financial statements.

                                                  Page 26 of 33


                    TRIUMPHE LEASING VIII L.P.
                     STATEMENTS OF CASH FLOWS



Year ended December 31,                      1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                    $ (593,237)  $  170,083
    Adjustments to reconcile net (loss)
       income to net cash provided by
       operating activities
          Depreciation and amortization   1,437,783    1,858,308
          Loss on sale of equipment
            under lease                     352,832       21,346
          Amortization of unearned
            income                         (258,826)    (467,446)
          Changes in assets and liabilities
            Increase in accounts receivable (44,017)        -
            Increase in accounts payable     87,449       90,059
            (Decrease) increase in other
            liabilities                     (34,182)      42,466
                                           ---------   ----------

Net cash provided by
    operating activities                    947,802    1,714,816


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of computer equipment
       on operating leases                 (108,393)    (201,980)
     Principal payments received
       under direct financing leases       2,717,687   3,210,673
     Proceeds from sale of equipment
       under lease                           793,660      71,953
                                           ---------   ----------

Net cash provided by investing
   activities                              3,402,954   3,080,646


CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on nonrecourse
       debt                               (3,714,875) (4,674,948)
     Proceeds from nonrecourse debt          221,312     201,130
     Distributions to partners              (837,702)   (309,321)
                                          ----------- -----------

Net cash used in financing activities     (4,331,265) (4,783,139)


NET INCREASE IN CASH                          19,491      12,323

CASH, at beginning of year                    59,415      47,092
                                          ----------- -----------

CASH, at end of year                      $   78,906  $   59,415
                                           =========   =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year
       for interest                        $  253,804  $552,861

See accompanying summary of accounting policies and notes to financial statements.

                                                  Page 27 of 33

                    TRIUMPHE LEASING VIII L.P.

                  SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS
Triumphe Leasing VIII L.P. (the Partnership"), located in
Northbrook, Illinois, was formed on December 10, 1991 under the Revised Limited Partnership Act of the State of Illinois. The
Partnership acquires, owns, leases, maintains, manages and sells equipment. At December 31, 1996 and 1995, 127.66 Limited
Partnership Units were outstanding.

The Partnership maintains its records on the accrual method of accounting for financial reporting and income tax purposes. The statements do not give effect to any assets or liabilities, including income taxes, that the partners may have outside of their interest in the Partnership.

The Partnership purchases and leases to third parties various items of equipment. The equipment purchased by the Partnership to date and related lease opportunities are brought to the attention of the Partnership by independent leasing brokers, who either charge the Partnership a fee for their services or purchase the equipment and secure the lessee and then resell the package to the Partnership. At the conclusions of a lease, the leased equipment is either (i) re-leased to the same lessee, (ii) leased to a new lessee or (iii) sold. Generally, the Partnership compensates the independent brokers for re-leasing or disposing of the equipment purchased to date by allowing them to participate in the proceeds of the renewal leases or sales.


LEASE ACCOUNTING
The Partnership records leases in conformity with generally accepted accounting principles and prevalent accounting practice within the leasing industry. All existing leases are in the form of direct financing leases or operating leases.

Direct Financing leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Partnership records its net investment at the inception of the lease as the aggregate of the gross investment and any initial direct costs less unearned income, where the gross investment is the aggregate of the minimum lease payments and the estimated unguaranteed residual value and unearned income is the difference between the gross investment and the cost of the leased equipment. Unearned income net of initial direct costs is recognized over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

Operating leases are defined as those which do not transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The leased property is included in computer equipment on operating leases and depreciated following the Partnership's depreciation policy. Rent is reported as income over the lease term as it becomes receivable according to the provisions of the lease.


The Partnership evaluates the recoverability of its
portfolio of assets and leases quarterly, or more frequently whenever events and circumstances warrant revised estimates, and considers whether the carrying value of leases should be completely or partially written off. In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed of."   During 1996, the
Partnership recorded charges of $447,000 (included in depreciation and amortization) to write down certain impaired assets to their fair value. These assets included data processing and telecommunications equipment not on lease at December 31, 1996. Fair value was based upon estimates of discounted future cash flows.

The Partnership's leasing operations consist of the leasing of various types of data processing equipment and telecommunications equipment. A substantial portion of the Partnership's leases are classified as direct financing leases which expire over the next three years. Other data processing equipment is leased under operating leases that expire over the next two years.

COMPUTER EQUIPMENT ON OPERATING LEASES; DEPRECIATION
Computer equipment on operating leases is stated at cost.
Depreciation is computed using the double declining balance and straight-line methods over the estimated useful lives of the assets.

DEFERRED ORGANIZATION COSTS AND AMORTIZATION
Deferred organization costs are recorded at cost. Amortization is computed using the straight-line method over 60 months.

INCOME TAXES
The Partnership is not a tax-paying entity for federal income tax purposes and, accordingly, no income tax expense has been provided for in the financial statements. Income or loss from the Partnership is required to be reported by the partners on their respective income tax returns.

The Partnership is responsible for State of Illinois replacement tax on income it generates.

All of the Partnership's leases are treated as operating leases for income tax purposes (Note 3).

MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


The Partnership has estimated the residual values of equipment under direct financing and operating leases. These estimates have been developed based upon published market values of similar equipment and the general partners' prior experience. Management does not currently expect to incur any loss on the disposition or lease renewal of equipment currently under lease. Given the volatility of market for the resale of equipment, it is reasonably possible that the Partnership's estimates for residual value may change in the near term.

                         TRIUMPHE LEASING VIII L.P.

                        NOTES TO FINANCIAL STATEMENTS



1.  LEASES AND COMPUTER EQUIPMENT FINANCING

Estimated future minimum lease payments under both direct financing and operating leases, including estimated residual values of leased property (unguaranteed) of $202,972, net of unearned income under direct financing leases, and the related debt maturities under financing leases and operating leases at December 31, 1996 are as follows:

Estimated future minimum lease payments receivable

              Direct
              financing    Operating                  Debt
              leases       leases          Total      Maturities
            -----------   ----------    ----------    ----------

1997        $ 1,734,915  $   246,450   $ 1,981,365   $ 1,646,827
1998             86,709       52,675       139,384       124,126
1999             21,424         -           21,424        14,288
            -----------   ----------    ----------    ----------
              1,843,048      299,125     2,142,173     1,785,241
                                                      ----------
Less Unearned
Income           77,066         -           77,066
            -----------   ----------    ----------

            $ 1,765,982   $  299,125   $ 2,065,107
             ==========    =========    ==========

The various debt obligations are payable monthly to financial institutions and include interest at rates ranging from 5.75% to 9.5%. The Partnership estimates that the fair value of its fixed-rate borrowings approximates the carrying value at December 31, 1996 given the Partnership's current borrowing capabilities. The debt obligations are collateralized by the related equipment and future rental payments under the respective leases. The indebtedness is without recourse against the Partnership.


2.  RELATED PARTY TRANSACTIONS

The Partnership pays companies related to the general partners through common ownership an equipment acquisition fee, in the amount of 5% of the Partnership's equity investment in such equipment, for locating and acquiring equipment, arranging lease financing and locating lessees. Equipment acquisition fees are not paid unless at least 85% of the gross limited partner contributions have been invested in equipment. There were no fees in 1996 or 1995.

For their services in actively managing the Partnership, the Partnership is charged by the general partners an equipment management fee in an amount equal to 3% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership. These expenses amounted to $123,317 and $166,557 in 1996 and 1995, respectively.

At December 31, 1996, $419,979 of equipment management fees are unpaid and included in accounts payable.


3.   RECONCILIATION OF REPORTED NET (LOSS) INCOME TO TAX NET
     (LOSS) INCOME

Year ended December 31,                 1996             1995
-----------------------              ----------      -----------
Reported net (loss) income          $ (593,237)      $  170,083
Add tax leasing revenues in
  excess of reported
  leasing revenues                   2,458,861        2,743,228
Less tax loss in excess of
  loss on sale of equipment
  under lease                          (43,627)        (126,732)
Less tax depreciation in excess
  of reported depreciation            (847,741)      (1,995,057)
                                     ----------      -----------

   Tax Net Income                   $  974,256      $   791,522
                                     ----------      -----------

The Partnership's tax basis in its net assets differs from the amount at which its net assets are reported for financial purposes, principally due to the accounting for direct financing leases. At December 31, 1996, the Partnership's basis for financial reporting purposes of its net assets was greater than its basis for tax reporting purposes by $255,769. As a result, aggregate future income for income tax reporting purposes will be greater than for financial reporting purposes.

4.  MAJOR CUSTOMERS

Approximately 75% and 67% of the Partnership's lease income in the years ended December 31, 1996 and 1995, respectively, was from five customers. The percentages are as follows:

                                                1996       1995
                                                ----       ----
Customer A                                       21%        12%
Customer B                                       18         15
Customer C                                       14          -
Customer D                                       12          -
Customer E                                       10         18
Customer F                                        -         12
Customer G                                        -         10
                                                 ----       ----
            Total                                75 %       67 %
                                                 ====       ====

     For those direct financing leases in which the Partnership has a net investment at December 31, 1996 and 1995, 91% was with one customer, which is a chain of retail drug stores.

                                                    Page 33 of 33