Form 10QSB
period 1997-03-31
TRIUMPHE LEASING VIII L P
filed 1997-05-01
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                               FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         March 31, 1997


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from _____________to _____________

     Commission File Number:   0-21242

     TRIUMPHE LEASING VIII L.P.
     (Exact name of small business issuer
      as specified in its charter)

     Illinois                            36-3799482
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

     630 Dundee Road, Suite 345, Northbrook, Illinois   60062
     (Address of principal executive offices)      (Zip Code)

     847-509-1500
     (Issuer's telephone number)
  _______________________________________________________________


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


                               PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS
                               March 31, 1997   December 31, 1996
                               --------------   -----------------
                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents            $    59,845         $    78,906
  Accounts receivable                  11,946              44,017
  Net investment in direct
    financing leases                1,082,248           1,670,064
  Prepaid expenses                      1,486                -
                                    ---------           ---------
     TOTAL CURRENT ASSETS           1,155,525           1,792,987
                                    ---------           ---------
COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $2,302,966 and $2,208,951           449,261             543,276
                                    ---------           ---------
OTHER ASSETS:
  Net investment in direct
      financing leases                 72,260              95,918
  Deferred organization costs,
      less accumulated amortization
      of $25,000 and $24,270             -                    730
                                    ---------           ---------
     TOTAL OTHER ASSETS                72,260              96,648
                                    ---------           ---------
                                  $ 1,677,046         $ 2,432,911
                                    =========           =========


See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS
                               March 31, 1997   December 31, 1996
                               --------------   -----------------
                                 (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                $   469,983         $   439,569
  Current maturities of
      long-term debt                  974,173           1,646,827
  Other liabilities                    29,742              27,150
                                    ---------           ---------
      TOTAL CURRENT LIABILITIES     1,473,898           2,113,546
                                    ---------           ---------
LONG-TERM DEBT,
  less current maturities             106,183             138,414
                                    ---------           ---------
      TOTAL LIABILITIES             1,580,081           2,251,960
                                    ---------           ---------
PARTNERS' EQUITY:
  General Partners                      1,515               2,355
  Limited Partners                     95,450             178,596
                                    ---------           ---------
      TOTAL PARTNERS' EQUITY           96,965             180,951
                                    ---------           ---------
                                  $ 1,677,046         $ 2,432,911
                                    =========           =========

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS

                                 Three Months       Three Months
                                    Ended              Ended
                                March 31, 1997     March 31, 1996
                                --------------     --------------
                                  (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                    $   152,788       $   531,513
  Interest Income                          45              -
  Gain on Sale of Equipment              -               24,204
                                    ---------         ----------
 TOTAL REVENUES                       152,833           555,717
                                    ---------         ----------
OPERATING EXPENSES:
  Interest                             28,256            88,633
  Depreciation & Amortization          94,746           322,241
  Remarketing Commissions Paid
    to Outside Lease Brokers            1,160               482
  Administrative                       48,198            56,386
                                    ---------         ----------
 TOTAL OPERATING EXPENSES             172,360           467,742
                                    ---------         ----------
 NET (LOSS) INCOME                $  ( 19,527)      $    87,975
                                    ==========        ==========


NET (LOSS) INCOME ALLOCATED TO:
  General Partners                $      (195)      $       880
  Limited Partners                    (19,332)           87,095
                                    ----------        ----------
                                  $   (19,527)      $    87,975
                                    ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                    1.2894            1.2894
   Limited Partners                  127.6554          127.6554

(LOSS) INCOME PER WEIGHTED AVERAGE UNIT:
   General Partners                    $ (151)          $   682
   Limited Partners                    $ (151)          $   682

See accompanying notes to financial statements (Unaudited)

                           TRIUMPHE LEASING VIII L.P.
                         STATEMENT OF PARTNERS' EQUITY


                       Three Months Ended March 31, 1997
                                  (Unaudited)

                                          GENERAL       LIMITED
                            TOTAL         PARTNERS      PARTNERS
                            -----         --------      --------
PARTNERS' EQUITY
  Beginning of period   $   180,951      $  2,355    $   178,596

DISTRIBUTIONS               (64,459)         (645)       (63,814)
NET LOSS                    (19,527)         (195)       (19,332)
                           ---------        ------       --------

PARTNERS' EQUITY
  End of period         $    96,965      $  1,515    $    95,450
                           ========         ======       ========

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS
                                 Three Months       Three Months
                                    Ended              Ended
                                March 31, 1997     March 31, 1996
                                --------------     --------------
                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
  Net (loss) income               $  (19,527)        $   87,975
  Adjustments to reconcile
  net (loss) income to net
  cash provided by operating
  activities:

  Depreciation & amortization         94,746            322,241
  (Gain) on sale of equipment
  under lease                           -               (24,204)
  Amortization of unearned income    (32,577)           (82,099)

  Changes in assets and liabilities:
    Decrease in accounts receivable   32,071               -
    (Increase) in prepaid expenses    (1,486)            (2,176)
    Increase in accounts payable      30,414             46,491
    Increase (Decrease) in other
     liabilities                       2,592            (37,512)
                                     -------            --------
       Net cash provided by
       operating activities          106,233            310,716
                                     -------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer equipment
    on lease                            -               (19,776)
  Principal payments received under
    direct financing leases          644,050            701,011
  Proceeds from sale of equipment
    under lease                         -               129,275
                                    --------           ---------

       Net cash provided by
       investing activities          644,050            810,510
                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners         (64,459)          (128,945)
  Proceeds from issuance of
    nonrecourse debt                   -               132,718
  Principal payments of
    nonrecourse debt               (704,885)        (1,099,246)
                                   ---------        -----------

       Net cash used in
       financing activities        (769,344)        (1,095,473)
                                   ---------        -----------
NET (DECREASE) INCREASE IN CASH
 AND EQUIVALENTS                    (19,061)            25,753

CASH AND EQUIVALENTS,
  at the beginning of the period     78,906             59,415
                                   ---------        -----------

CASH AND EQUIVALENTS,
  at the end of the period      $    59,845        $    85,168
                                   =========        ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                $    28,256        $    88,633

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS
[CAPTION]

NOTE 1 - FINANCIAL INFORMATION

         The financial information included herein at March 31, 1997 and each of the three months ended March 31, 1997, and March 31, 1996, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentations of the financial position as of those dates and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on December 10, 1991, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended March 31, 1997 was the twenty-first quarter of operations.


NOTE 3 - DESCRIPTION OF LEASING ARRANGEMENTS

    The partnership's leasing operations consist principally of leased equipment which it has acquired from third-party independent lease brokers. It is the partnership's intention to re-lease such equipment to the existing lessee, lease such equipment to a new lessee, or to sell the equipment at the end of each lease. The leases expire over the next two years. The cost of each lease includes an equity investment plus any nonrecourse loans obtained to finance the purchase.


NOTE 4 - EQUIPMENT

    Equipment is recorded at cost. Depreciation is computed using the double declining balance method over the estimated useful lives of the assets (five years).

                           TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of March 31, 1997:

Total minimum lease payments to be received          $   996,025

Estimated residual values of leased property             202,972

Less: Unearned income                                    (44,489)
                                                      -----------
Net investment in leases                             $ 1,154,508
                                                      ===========

      At March 31, 1997, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are expected to be received as follows:


                  YEAR                    AMOUNT

                  1997                  1,699,480
                  1998                    130,584
                  1999                     14,452

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June of 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units had been sold through December 31, 1993. At March 31, 1997 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and nonrecourse bank borrowing of $16,962,807.

OPERATIONS
Total revenues decreased to $152,833 for the first quarter of the fiscal year ending December 31, 1997 ("fiscal 1997") from $555,717 for the first quarter of the fiscal year ended
December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income, interest earned on short-term money market investments, and the gain on sale of equipment. The decrease in total revenues from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 was due primarily to the loss of rental income attributable to the expiration of leases.

Operating expenses decreased to $172,360 for the first quarter of fiscal 1997 from $467,742 for the first quarter of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 resulted primarily from the reduction of equipment on lease.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at March 31, 1997 include undistributed cash available from operations during the period March 27, 1992 to March 31, 1997.

The partnership has a program which provides for the temporary investment of cash in various short-term money market instruments pending disbursements for operations or distributions to partners.

The partnership generally financed the purchase of equipment by the use of loans in an amount in excess of 50% of the purchase price thereof. All of the loans incurred were nonrecourse to the partnership and were or will be fully amortized by the monthly rental payments due to the partnership under related leases.

The partnership maintains, to the extent practicable, a working capital and contingency reserve in an amount not to exceed 1% of the gross proceeds from the offering of units, subject to business and distribution requirements. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies.

                       TRIUMPHE LEASING VIII L.P.
                      PART II - OTHER INFORMATION



NONE

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TRIUMPHE LEASING VIII L.P.
                      By:  TL GENERAL VIII CORP.,
                      Its:  General Partner



  Date  May 1, 1997           By: /s/ Gerald A. Horwitz
       --------------------      -------------------------------
                                 Gerald A. Horwitz, President
                                 of the Corporate General Partner
                                 (Principal Executive Officer)




  Date  May 1, 1997           By: /s/ Jerry L. Schwartz
       --------------------      --------------------------------
                                 Jerry L. Schwartz,
                                 Vice President,
                                 Secretary and Treasurer
                                 of the Corporate General Partner
                                 (Principal Financial and
                                 Accounting Officer)


  Date  May 1, 1997           By: /s/ Gerald A. Horwitz
       --------------------      --------------------------------
                                 Gerald A. Horwitz
                                 Its: General Partner