Form 10QSB
period 1997-06-30
TRIUMPHE LEASING VIII L P
filed 1997-08-12
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997



     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from _____________to_____________

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



                               PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS

                               June 30, 1997    December 31, 1996
                               -------------    -----------------
                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents           $   91,058           $   78,906
  Accounts Receivable                24,219               44,017
  Net investment in direct
    financing leases                475,694            1,670,064
  Prepaid expenses                      991                 -
                                  ---------            ---------
     TOTAL CURRENT ASSETS           591,962            1,792,987
                                  ---------            ---------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $956,886 and $2,208,951           237,368              543,276
                                  ---------            ---------
OTHER ASSETS:
  Net investment in direct
      financing leases               54,110               95,918
  Deferred organization costs,
      less accumulated amortization
      of $25,000  and $24,270          -                     730
                                  ---------            ---------
     TOTAL OTHER ASSETS              54,110               96,648
                                  ---------            ---------
                                 $  883,440           $2,432,911
                                  =========            =========

See accompanying notes to financial statements (Unaudited)



                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS
                              June 30, 1997     December 31, 1996
                              -------------     -----------------
                               (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable               $   479,376        $   439,569
  Current maturities of
      long-term debt                 405,987          1,646,827
  Other liabilities                   24,113             27,150
                                  -----------        -----------
      TOTAL CURRENT LIABILITIES      909,476          2,113,546
                                  -----------        -----------
LONG-TERM DEBT,
  less current maturities            170,654            138,414
                                  -----------        -----------
      TOTAL LIABILITIES            1,080,130          2,251,960
                                  -----------        -----------
PARTNERS' EQUITY (DEFICIT):
  General Partners                    (1,422)             2,355
  Limited Partners                  (195,268)           178,596
                                  -----------        -----------
      TOTAL PARTNERS' EQUITY
      (DEFICIT)                     (196,690)           180,951
                                  -----------        -----------
                                 $   883,440        $ 2,432,911

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS

                                 Six Months       Six Months
                                    Ended            Ended
                                June 30, 1997     June 30, 1996
                                -------------     -------------
                                 (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                    $   251,430       $ 1,162,112
  Interest Income                          45             1,265
  Loss on Sale of Equipment          (161,700)          (44,376)
                                   -----------       -----------
 TOTAL REVENUES                        89,775         1,119,001
                                   -----------       -----------
OPERATING EXPENSES:
  Interest                             44,221           156,169
  Depreciation & Amortization         134,297           624,592
  Remarketing Commissions Paid
    to Outside Lease Brokers           45,598             5,384
  Administrative                       75,716           102,912
                                   -----------       -----------
  TOTAL OPERATING EXPENSES            299,832           889,057
                                   -----------       -----------
NET INCOME (LOSS)                 $  (210,057)      $   229,944
                                   ===========       ===========

NET INCOME (LOSS) ALLOCATED TO:
  General Partners                $    (2,101)      $     2,299
  Limited Partners                   (207,956)          227,645
                                   ------------      -----------
                                  $  (210,057)      $   229,944
                                   ============      ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                    1.2894            1.2894
   Limited Partners                  127.6554          127.6554

INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners               $    (1,629)      $     1,783
   Limited Partners               $    (1,629)      $     1,783

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS


                               Three Months      Three Months
                                  Ended             Ended
                              June 30, 1997     June 30, 1996
                              -------------     -------------
                               (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                   $   98,643        $  456,016
  Interest Income                      -                1,265
  Loss on Sale of Equipment        (161,700)          (68,580)
                                  ----------        ----------
 TOTAL REVENUES                     (63,057)          388,701
                                  ----------        ----------
OPERATING EXPENSES:
  Interest                           15,965            67,440
  Depreciation & Amortization        39,552           302,351
  Remarketing Commissions Paid
    to Outside Lease Brokers         44,438             4,901
  Administrative                     27,519            46,526
                                  ----------        ----------
  TOTAL OPERATING EXPENSES          127,474           421,218
                                  ----------        ----------
NET LOSS                         $ (190,531)       $  (32,517)
                                  ==========        ==========

NET LOSS ALLOCATED TO:
  General Partners               $   (1,905)       $     (325)
  Limited Partners                 (188,626)          (32,192)
                                  ----------        ----------
                                 $ (190,531)       $  (32,517)
                                  ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                  1.2894            1.2894
   Limited Partners                127.6554          127.6554

LOSS PER WEIGHTED AVERAGE UNIT:
   General Partners              $   (1,477)       $     (252)
   Limited Partners              $   (1,477)       $     (252)

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                         STATEMENT OF PARTNERS' EQUITY

                        Six Months Ended June 30, 1997
                                  (Unaudited)


                                        GENERAL       LIMITED
                           TOTAL        PARTNERS      PARTNERS
                           -----        --------      --------
PARTNERS' EQUITY
  Beginning of period      $  180,951   $   2,355     $  178,596

DISTRIBUTIONS                (167,584)     (1,676)      (165,908)
NET LOSS                     (210,057)     (2,101)      (207,956)
                            ----------   ---------     ----------
PARTNERS' DEFICIT
  End of period            $ (196,690)  $  (1,422)    $ (195,268)
                            ==========   =========     ==========

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                               Six Months        Six Months
                                  Ended             Ended
                             June 30, 1997     June 30, 1996
                             -------------     -------------
                                (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income             $  (210,057)       $   229,944
  Adjustments to reconcile
   net (loss) income to net
   cash provided by operating
   activities:

   Depreciation & Amortization      134,297            624,592
    Loss on sale of equipment
    under lease                     161,700             44,376
    Amortization of unearned
    income                          (51,924)          (153,217)

  Changes in assets and liabilities:
   Decrease in accounts receivable   19,798             (1,450)
    Increase in prepaid expense        (991)              -
    Increase in accounts payable     39,807             28,802
    Decrease in other liabilities    (3,037)           (39,285)
                                 -----------        -----------
       Net cash provided by
       operating activities          89,593            733,762
                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer equipment
   on lease                            -              (108,393)
  Principal payments received under
    direct financing leases       1,288,102          1,367,790
  Proceeds from sale of
    equipment under lease            10,641            703,807
                                 -----------        -----------
       Net cash provided by
       investing activities       1,298,743          1,963,204
                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners        (167,584)          (708,784)
  Proceeds from issuance of
    nonrecourse debt                161,524            221,312
  Principal payments of
    nonrecourse debt             (1,370,124)        (2,176,455)
                                 -----------        -----------
       Net cash (used in)
       financing activities      (1,376,184)        (2,663,927)
                                 -----------        -----------
NET INCREASE IN CASH
 AND EQUIVALENTS                     12,152             33,039

CASH AND EQUIVALENTS,
  at the beginning of the period     78,906             59,415

CASH AND EQUIVALENTS,
  at the end of the period      $    91,058        $    92,454

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                $    44,221        $   156,169

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                                Three Months     Three Months
                                   Ended            Ended
                               June 30, 1997    June 30, 1996
                               -------------    -------------
                                (Unaudited)      (Unaudited)
[S]                             [C]               [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income             $  (190,531)      $  141,969
  Adjustments to reconcile
  net (loss) income to net
  cash provided by operating
  activities:

  Depreciation & Amortization        39,552          302,351
  Loss on sale of equipment
  under lease                       161,700           68,579
  Amortization of unearned income   (19,347)         (71,118)

  Changes in assets and liabilities:
    Increase in accounts receivable (12,273)            -
    Decrease in prepaid expenses        495              726
    Increase (Decrease) in accounts
     payable                          9,393          (17,689)
    Decrease in other liabilities    (5,629)          (1,773)
                                 -----------      -----------
       Net cash (used in) provided
       by operating activities      (16,640)         423,045
                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer equipment
    on lease                           -             (88,617)
  Principal payments received under
    direct financing leases         644,051          666,779
  Proceeds from sale of equipment
    under lease                      10,641          574,532
                                 -----------      -----------
       Net cash provided by
       investing activities         654,692        1,152,694
                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners        (103,124)        (579,839)
  Proceeds from issuance of
    nonrecourse debt                161,524           88,595
  Principal payments of
    nonrecourse debt               (665,239)      (1,077,209)
                                 -----------      -----------
       Net cash (used in)
       financing activities        (606,839)      (1,568,453)
                                 -----------      -----------

NET INCREASE IN CASH
 AND EQUIVALENTS                     31,213            7,286

CASH AND EQUIVALENTS,
  at the beginning of the period     59,845           85,168
                                 -----------      -----------
CASH AND EQUIVALENTS,
  at the end of the period      $    91,058       $   92,454
                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                $    15,965       $   67,440

[FN]
See accompanying notes to financial statements (Unaudited)
[/TABLE]

                          TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS
[CAPTION]

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at June 30, 1997 and each of the six months and three months ended June 30, 1997, and June 30, 1996, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of those dates and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on December 10, 1991, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1997 was the twenty-second quarter of operations.


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

                           TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NET INVESTMENT IN LEASES


The following lists the components of the net investment in leases as of June 30, 1997:

Total minimum lease payments to be received          $   351,974

Estimated residual values of leased property             202,972

Less: Unearned income                                    (25,142)
                                                      -----------
Net investment in leases                             $   529,804
                                                      ===========


      At June 30, 1997, minimum lease payments for direct financing and operating leases for each of the succeeding calendar years are expected to be received as follows:


                  YEAR                    AMOUNT

                  1997                 $ 1,744,255
                  1998                     190,284
                  1999                      74,152
                  2000                      14,925

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June of 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units had been sold through December 31, 1993. At June 30, 1997 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and non-recourse bank borrowing of $16,962,807.

OPERATIONS
Total revenues decreased to $89,775 for the first two quarters of the fiscal year ending December 31, 1997 ("fiscal 1997") from $1,119,001 for the first two quarters of the fiscal year ended December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income, interest earned on short-term money market investments, and the loss on sale of equipment. The decrease in total revenues from the first two quarters of fiscal 1996 to the first two quarters of fiscal 1997, was due primarily to the loss of rental income attributable to the expiration of leases and the loss on sale of equipment.

Operating expenses decreased to $299,832 for the first two quarters of fiscal 1997 from $889,057 for the first two quarters of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses from the first two quarters of fiscal 1996 to the first two quarters of fiscal 1997 resulted primarily from the reduction of equipment on lease.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at June 30, 1997 include undistributed cash available from operations during the period March 27, 1992 to June 30, 1997.

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


                      TRIUMPHE LEASING VIII L.P.
                      By:  TL GENERAL VIII CORP.,
                      Its:  General Partner



  Date August 12, 1997         By: /s/ Gerald A. Horwitz
       ---------------------     -------------------------------
                                 Gerald A. Horwitz, President
                                 of the Corporate General Partner
                                 (Principal Executive Officer)


  Date August 12, 1997          By: /s/ Jerry L. Schwartz
       ---------------------      -------------------------------
                                 Jerry L. Schwartz,
                                 Vice President,
                                 Secretary and Treasurer
                                 of the Corporate General Partner
                                 (Principal Financial and
                                 Accounting Officer)


  Date August 12, 1997          By: /s/ Gerald A. Horwitz
       --------------------       -------------------------------
                                  Gerald A. Horwitz
                                  Its: General Partner