Form 10QSB
period 1997-09-30
TRIUMPHE LEASING VIII L P
filed 1997-10-31
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997


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



                               PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS

                        September 30, 1997   December 31, 1996
                        ------------------   -----------------
                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents        $   135,399         $    78,906
  Net investment in direct
    financing leases              273,264           1,670,064
  Accounts receivable               5,193              44,017
  Prepaid expenses                    496                -
                               ----------          ----------
     TOTAL CURRENT ASSETS         414,352           1,792,987
                               ----------          ----------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $973,747 and $2,208,951         204,690             543,276
                               ----------          ----------
OTHER ASSETS:
  Net investment in direct
      financing leases             34,932              95,918
  Deferred organization costs,
      less accumulated amortization
      of $25,000 and $24,270         -                    730
                               ----------          ----------
     TOTAL OTHER ASSETS            34,932              96,648
                               ----------          ----------
                              $   653,974         $ 2,432,911
                               ==========          ==========

See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING VIII L.P.

                           BALANCE SHEETS
                       September 30, 1997   December 31, 1996
                       ------------------   -----------------
                           (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable            $   442,366         $   439,569
  Current maturities of
      long-term debt              231,346           1,646,827
  Other liabilities                 4,808              27,150
                               -----------         -----------
      TOTAL CURRENT LIABILITIES   678,520           2,113,546
                               ===========         ===========
LONG-TERM DEBT,
  less current maturities         235,295             138,414
                               -----------         -----------
      TOTAL LIABILITIES           913,815           2,251,960
                               -----------         -----------
PARTNERS' (DEFICIT) EQUITY:
  General Partners                 (2,052)              2,355
  Limited Partners               (257,789)            178,596
                               -----------         -----------
      TOTAL PARTNERS' (DEFICIT)
      EQUITY                     (259,841)            180,951
                               -----------         -----------
                              $   653,974         $ 2,432,911
                               ===========         ===========

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS

                         Nine Months        Nine Months
                            Ended              Ended
                     September 30, 1997  September 30, 1996
                     ------------------  ------------------
                         (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $   324,022         $ 1,396,198
  Interest Income                      45               1,265
  Loss on Sale of Equipment      (152,925)           (345,872)
                               -----------         -----------
 TOTAL REVENUES                   171,142           1,051,591
                               -----------         -----------
OPERATING EXPENSES:
  Interest                         52,257             212,255
  Depreciation & Amortization     171,565             812,199
  Remarketing Commissions Paid
    to Outside Lease Brokers      105,445               6,263
  Administrative                   50,624             136,914
                               -----------         -----------
  TOTAL OPERATING EXPENSES        379,891           1,167,631
                               -----------         -----------
NET LOSS                      $  (208,749)        $  (116,040)
                               ===========         ===========

NET INCOME LOSS ALLOCATED TO:
  General Partners            $    (2,087)        $    (1,160)
  Limited Partners               (206,662)           (114,880)
                               -----------         -----------
                              $  (208,749)        $  (116,040)
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.2894              1.2894
   Limited Partners              127.6554            127.6554

INCOME LOSS PER WEIGHTED AVERAGE UNIT:
   General Partners           $    (1,619)        $      (900)
   Limited Partners           $    (1,619)        $      (900)

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS
                           Three Months        Three Months
                               Ended               Ended
                        September 30, 1997   September 30, 1996
                        ------------------   ------------------
                            (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $    72,592         $   234,086
  Gain (Loss) on Sale
    of Equipment                    8,775            (301,496)
                               -----------         -----------
 TOTAL REVENUES                    81,367             (67,410)
                               -----------         -----------
OPERATING EXPENSES:
  Interest                          8,036              56,086
  Depreciation & Amortization      37,268             182,252
  Remarketing Commissions Paid
   to Outside Lease Brokers        59,848                 880
  Administrative                  (25,093)             34,001
                               -----------         -----------
  TOTAL OPERATING EXPENSES         80,059             273,219
                               -----------         -----------
NET INCOME (LOSS)             $     1,308         $  (340,629)
                               ===========         ===========

NET INCOME (LOSS) ALLOCATED TO:
  General Partners            $        13         $    (3,406)
  Limited Partners                  1,295            (337,223)
                               -----------         -----------
                              $     1,308         $  (340,629)
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.2894              1.2894
   Limited Partners              127.6554            127.6554

INCOME (LOSS) PER WEIGHTED AVERAGE UNIT:
   General Partners           $        10         $    (2,642)
   Limited Partners           $        10         $    (2,642)

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                         STATEMENT OF PARTNERS' EQUITY

                     Nine Months Ended September 30, 1997
                                  (Unaudited)


                                          GENERAL      LIMITED
                             TOTAL        PARTNERS     PARTNERS
                             -----        --------     --------
PARTNERS' EQUITY
  Beginning of period        $ 180,951    $  2,355     $ 178,596

DISTRIBUTIONS                 (232,043)     (2,320)     (229,723)
NET LOSS                      (208,749)     (2,087)     (206,662)
                             ----------   ---------    ----------
PARTNERS' DEFICIT EQUITY
  End of period              $(259,841)   $ (2,052)    $(257,789)
                             ==========   =========    ==========

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                           Nine Months          Nine Months
                              Ended                Ended
                        September 30, 1997   September 30, 1996
                        ------------------   ------------------
                           (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income loss            $    (208,749)         $  (116,040)
  Adjustments to reconcile
   net loss income to net
   cash provided by operating
   activities:

   Depreciation & amortization     171,565              812,199
   Loss on sale of equipment
   under lease                     152,925              345,872
   Amortization of unearned
   income                          (59,452)            (213,338)

  Changes in assets and liabilities:
    Decrease in accounts receivable 38,824                 -
    (Increase) in prepaid expenses    (496)                (725)
    Increase in accounts payable     2,797               71,113
    Decrease in other liabilities  (22,342)             (34,952)
                                 ----------           ----------
       Net cash provided by
       operating activities         75,072              864,129
                                 ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer equipment
   on lease                           -                (108,393)
  Principal payments received under
   direct financing leases       1,517,238            2,046,480
  Proceeds from sale of
   equipment under lease            14,826              735,193
                                 ----------           ----------
      Net cash provided by
      investing activities       1,532,064            2,673,280

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners       (232,043)            (773,243)
  Proceeds from issuance of
    nonrecourse debt               161,524              221,312
  Principal payments of
    nonrecourse debt            (1,480,124)          (2,953,524)
                                -----------          -----------
       Net cash used in
       financing activities     (1,550,643)          (3,505,455)
                                -----------          -----------
NET INCREASE IN CASH
 AND EQUIVALENTS                    56,493               31,954

CASH AND EQUIVALENTS,
  at the beginning of the period    78,906               59,415

CASH AND EQUIVALENTS,
  at the end of the period   $     135,399          $    91,369

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest             $      52,257          $   212,255

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                            Three Months         Three Months
                               Ended                Ended
                         September 30, 1997   September 30, 1996
                         ------------------   ------------------
                            (Unaudited)          (Unaudited)
[S]                           [C]                 [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)           $     1,308         $  (340,629)
   Adjustments to reconcile
   net (loss) income to net
   cash provided by operating
   activities:

   Depreciation & amortization     37,268             182,252
   (Gain) Loss on sale of
   equipment under lease            8,775             301,496
   Amortization of unearned income (7,528)            (60,122)

   Changes in assets and liabilities:
   Decrease in accounts receivable 19,026                -
   Decrease in prepaid expenses       495                 725
   (Decrease) Increase in
   accounts payable               (37,010)             42,311
   (Decrease) Increase in
   other liabilities              (19,305)              4,333
                                ----------          ----------
       Net cash (used in) provided
       by operating activities    (14,521)            130,366
                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases       229,136             678,691
  Proceeds from sale of
    equipment under lease           4,185              31,386
                                ----------          ----------
       Net cash provided by
       investing activities       233,321             710,077
                                ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners       (64,459)            (64,459)
  Principal payments of
   nonrecourse debt              (110,000)           (777,069)
                                ----------          ----------
       Net cash used in
       financing activities      (174,459)           (841,528)
                                ----------          ----------
NET INCREASE (DECREASE) IN
  CASH AND EQUIVALENTS             44,341              (1,085)

CASH AND EQUIVALENTS,
  at the beginning of the period   91,058              92,454
                                ----------          ----------
CASH AND EQUIVALENTS,
  at the end of the period    $   135,399         $    91,369
                                ==========          ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
  for interest                $     8,036         $    56,086

[FN]
See accompanying notes to financial statements (Unaudited)

[/TABLE]

                          TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS
[CAPTION]

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at September 30, 1997 and each of the nine months and three months ended September 30, 1997, and September 30, 1996, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentations of the financial position as of those dates and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on December 10, 1991, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended September 30, 1997 was the twenty-third quarter of operations.


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

                           TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NET INVESTMENT IN LEASES

The following lists the components of the net investment in leases as of September 30, 1997:

Total minimum lease payments to be received          $   122,838

Estimated residual values of leased property             202,972

Less: Unearned income                                    (17,614)
                                                       ----------
Net investment in leases                             $   308,196
                                                       ==========

      At September 30, 1997, minimum lease payments for direct financing and operating leases for each of the four succeeding calendar years are expected to be received as follows:





                  YEAR                    AMOUNT

                  1997                 $ 1,744,255
                  1998                     190,284
                  1999                      74,152
                  2000                      14,925

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June of 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units had been sold through December 31, 1993. At September 30, 1997 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and nonrecourse bank borrowing of $16,962,807.

OPERATIONS
Total revenues decreased to $171,142 for the first three quarters of the fiscal year ending December 31, 1997 ("fiscal 1997") from $1,051,591 for the first three quarters of the fiscal year ended December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income, interest earned on short-term money market investments and the loss on sale of equipment. The decrease in total revenues from the first three quarters of fiscal 1996 to the first three quarters of fiscal 1997, was due primarily to the loss of rental income attributable to the expiration of leases.

Operating expenses decreased to $379,891 for the first three quarters of fiscal 1997 from $1,167,631 for the first three quarters of fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses from the first three quarters of fiscal 1996 to the first three quarters of fiscal 1997 resulted primarily from the reduction of equipment on lease.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at September 30, 1997 include undistributed cash available from operations during the period March 27, 1992 to September 30, 1997.

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


                      TRIUMPHE LEASING VIII L.P.
                      By:  TL GENERAL VIII CORP.,
                      Its:  General Partner


Date  October 31, 1997        By: /s/ Gerald A. Horwitz
      --------------------       -------------------------------
                                 Gerald A. Horwitz, President
                                 of the Corporate General Partner
                                 (Principal Executive Officer)


Date  October 31, 1997        By: /s/ Jerry L. Schwartz
      --------------------       --------------------------------
                                 Jerry L. Schwartz,
                                 Vice President,
                                 Secretary and Treasurer
                                 of the Corporate General Partner
                                 (Principal Financial and
                                 Accounting Officer)


Date  October 31, 1997        By: /s/ Gerald A. Horwitz
      -------------------        --------------------------------
                                 Gerald A. Horwitz
                                 Its: General Partner