Form 10KSB
period 1997-12-31
TRIUMPHE LEASING VIII L P
filed 1998-02-25
CIK 882574

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                FORM 10-KSB

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1997

                                    OR

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                 to


                        Commission File No. 0-21242

                        TRIUMPHE LEASING VIII L.P.
              (Name of Small Business Issuer in Its Charter)

Illinois                                     36-3799482
(State or Other Jurisdiction of              (I.R.S. Employer)
Incorporation or Organization)               Identification No.



630 Dundee Road, Suite 345, Northbrook, Illinois  60062
(Address of principal executive offices, including zip code)

(847) 509-1500
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange
Act:
                                   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:
                         Limited Partnership Units

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X   No
____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $250,802.

     The aggregate market value of the voting securities of the registrant beneficially owned by non-affiliates of the registrant (the exclusion of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant) at December 31, 1997 was $0.*

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.

* There has not been, nor is there expected to be, a public market for the limited partnership units;
the market value of $0 is based on the book value per unit of limited partnership interest.

                                  PART I

ITEM 1.      DESCRIPTION OF BUSINESS

     The registrant, Triumphe Leasing VIII L.P. (the "Partnership"), is a limited partnership organized in 1991 under the Revised Uniform Limited Partnership Act of the State of Illinois. The Partnership sold $2,514,768 in Limited Partnership Units (the "Units") to the public from March 27, 1992 through December 31, 1993, pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission (Registration No. 33-44929). The business of the Partnership is to acquire, own, lease, maintain, manage and sell various items of new and used computer, computer peripheral, telecommunications and office equipment (the "Equipment").

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

     Refinancing and Sale of Equipment. In some cases the Partnership may dispose of its Equipment at the end of the initial term of the related lease. This may be accomplished by
(a) selling the Equipment to the lessee, (b) selling the Equipment in the open market, (c) negotiating an extension of the lease term, and (d) securing a new lessee and selling the Equipment subject to the extended or new lease to another investor. In other cases, at the end of the initial term of a lease, the Partnership may decide to retain the Equipment and enter into a new or extended lease. The Partnership will then either (a) refinance the Equipment, which will permit the Partnership to distribute to the Partners any cash received in the refinancing or (b) retain the debt-free leased Equipment so as to secure for the Partnership the rental income under the lease. The Partnership may also sell the lease prior to the end of the initial lease term. It is not anticipated that the terms of any extended or replacement leases will extend beyond July 11, 2000.

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

     Through December 31, 1997, the Partnership had purchased equipment for an aggregate purchase price of $19,237,745 including the assumption of debt. The Equipment owned by the Partnership as of that date consists of computer hardware and peripherals.

     Leases. The following is a summary of each of the leases and related Equipment acquired by the Partnership through December 31, 1997 and owned during 1997:

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

     Pursuant to a master lease agreement entered into by the Partnership and Thrift Drug, Inc., dated as of May 31, 1995, and an equipment supplement dated May 31, 1995, the Partnership and Thrift Drug terminated the original master lease agreement and equipment schedules, and renewed the original equipment. The initial term of the schedule was 26 months which commenced on June 1, 1995. The monthly rent was $9,858.

     After the lease expired, the Partnership took possession of the equipment and is in the process of selling the equipment. There is no assurance that the partnership will be able to sell this equipment, and if sold there is no assurance with the respect to the amount to be received by the partnership.

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

     After the expiration of the two supplements, the Partnership took possession of the Equipment and is in the process of selling the Equipment. There is no assurance that the partnership will be able to sell this equipment, and if sold there is no assurance with the respect to the amount to be received by the partnership.

     (c) Under the terms of a master lease agreement entered into by Thrift dated January 2, 1992, and an equipment supplement dated August 4, 1992, Thrift has leased 44 laser printers manufactured by IBM. The term of the supplement is 36 months, which commenced on November 1, 1992. The Partnership has acquired from the original lessor the equipment and all of the rights under the supplement. The cost to the Partnership of the Equipment and supplement was $235,980. The Partnership paid $42,825 of this amount in cash, and the balance by assuming existing non recourse financing of the equipment.

     (d) Under the terms of a master lease agreement entered into by Thrift dated January 2, 1992, and an equipment supplement dated November, 23 1992, Thrift has leased 4 laser 4 laser printers manufactured by IBM. The Partnership has acquired from the original lessor the equipment and all of the rights under the supplement. The cost to the Partnership of the equipment and supplement was $21,822, which was paid by the Partnership in cash. The term of the supplement was 36 months which commenced on December 1, 1992. The monthly rent was $600.

     The term of the schedules in (c) and (d) expired in October 1995 and November 1995, respectively, Under the terms of a master lease dated May 31, 1995, respectively. Under the terms of a master lease dated May 31, 1995, and an equipment supplement dated November 1, 1995, the schedules in (c) and (d) were renewed with 46 new IBM printers. The term of the schedule is 36 months commencing November 1, 1995. The monthly rent is $4,387.

     Thrift operates a chain of retail drug stores.

     2.   Mount Sinai Hospital, New York

     Under the terms of a master lease agreement entered into by Mount Sinai Hospital ("Mount Sinai") dated May 1, 1992, and an equipment supplement dated May 28, 1992, Mount Sinai has leased two laser printers manufactured by IBM.

     The Partnership has acquired from the original lessor the Equipment and all of the rights under the supplement. The term of the supplement was 48 months, which commenced on September 1, 1992. The monthly rent was $4,400. The cost to the Partnership of the Equipment and supplement was $185,539. The Partnership paid $5,000 of this amount in cash, and the balance by assuming existing nonrecourse financing of the Equipment.

     The original lease expired in August 1996 and the equipment was sold in June 1997.

     3.    ICI Americas Inc.

     Under the terms of a master lease agreement entered into by ICI Americas Inc. ("ICI") dated December 5, 1990, and an equipment schedule dated July 10, 1992, ICI has leased computer equipment manufactured by IBM, Unidata, Digi-board, and TPS
Systems.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $301,469. The Partnership paid $41,664 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.
The term of the supplement was 36 months, which commenced on September 1, 1992. The monthly rent was $7,823.

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

     In June 1996, additional equipment was upgraded and added on to the original equipment, and was executed as an additional supplement to the original equipment above. The term of the additional supplement was 32 months, with a commencement date of July 1, 1996. The cost to the Partnership of the upgraded and additional equipment was $88,117, the balance of which was paid for by assuming non recourse financing for the equipment. The monthly rent for the additional supplement is $3,076.

     ICI Americas, Inc., a subsidiary of Imperial Chemical
Industries PLC, is engaged in the manufacture and sale of pharmaceuticals, plastics, specialty chemicals, advanced materials, and agricultural products.

     4.   Advantis

     Under the terms of a master lease agreement dated January 4, 1990 entered into by Advantis, having accepted assignment of the master lease agreement and related equipment supplements from the original lessee and four equipment supplements dated August 1, 1992 and September 1, 1992, Advantis has leased computer equipment manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the supplements. The term of each supplement was 36 months. The commencement date for one supplement was August 1, 1992; the commencement date for the other supplements was September 1, 1992. The aggregate monthly rent for the supplements was $3,296. The cost to the Partnership of the equipment and supplements was $123,616. The Partnership paid $16,143 of this amount in cash, and the balance by assuming existing nonrecourse financing of the equipment.

     The original term of the lease expired in July and August 1995. One schedule was renewed for 6 months commencing on September 1, 1995. The renewal rent is $829. After expiration of the renewal term, this schedule was leased on a month-to-month basis for 2 months, and subsequently the equipment was returned and sold in May 1996. The remaining schedules were leased on a month-to-month basis and sold in January 1997.

     Advantis is a joint venture between a wholly owned subsidiary of IBM and a wholly owned subsidiary of Sears, Roebuck
& Co., which provides information network, data processing and telecommunications services.

     5.   Allied-Signal Inc.

     Under the terms of a master lease agreement entered into by Allied-Signal Inc. ("Allied") dated May 18, 1988, and an equipment schedule dated October 7, 1992, Allied has leased 71 printers manufactured by IBM.

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and schedule was $229,753 which was paid by the Partnership in cash. The term of the schedule was 48 months, which commenced on October 12, 1992. The monthly rent was $4,852.

     The original lease expired in October 1996. The equipment lease was renewed during the year and will expire in August 1999, with monthly rent of $3,847.

     Allied's primary businesses are in the aerospace, automotive products, and engineered materials industries.

     6.   BellSouth Telecommunications, Inc.

     (a) Under the terms of a master lease agreement entered into by BellSouth Services Incorporated, the predecessor of BellSouth Telecommunications, Inc. ( BellSouth ), dated as of September 1, 1988 and two equipment schedules dated as of August 30, 1993, BellSouth has leased computer equipment manufactured by Amdahl. The initial term of the schedules was 24 months, which commenced on October 1, 1993. The monthly rent was $32,354. The cost of the equipment and schedules to the Partnership was $813,161. The Partnership paid $148,750 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

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

     The term of the schedules in (a) and (b)expired in September
1995.  The Partnership scrapped the equipment in June 1997.

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

     The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule was 36 months, which commenced January 1, 1993. The monthly rent was $5,599. The cost to the Partnership of the equipment and schedule was $189,228. The Partnership paid $20,622 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

     The original lease term expired in December 1995, and the related equipment was returned. Part of the equipment was sold in August 1996, and the Partnership scrapped the remaining equipment during 1997.

     (b) Under the terms of an equipment schedule, dated August 12, 1993 and amended November 18, 1993, to the Charming Shoppes Master Lease, Charming Shoppes has leased computer equipment manufactured by Amdahl. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The initial term of the schedule was 36 months which commenced June 1, 1993. The cost of the equipment and schedule to the Partnership was $186,031. The monthly rent was $5,599. The Partnership paid $18,500 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     The original lease term expired in May 1996, and the related equipment was returned. Part of the equipment was sold in August 1996, and the Partnership scrapped the remaining equipment in 1997.

     (c) Under the terms of an equipment schedule dated October 26, 1993 to the Charming Shoppes Master Lease, Charming Shoppes has leased computer equipment manufactured by Amdahl. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The term of the schedule was 36 months, which commenced September 1, 1993. The monthly rent was $5,638. The cost to the Partnership of the equipment and schedule was $178,629. The Partnership paid $14,550 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

     The original lease term expired in August 1996, and the related equipment was returned. The Partnership scrapped the equipment during 1997.

     (d) Under the terms of the Charming Shoppes Master Lease, dated October 13, 1993, Charming Shoppes has leased computer equipment manufactured by Netframe Systems, Inc. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. The cost to the Partnership of the equipment and the schedule was $183,319. The Partnership paid $18,500 in cash and the balance by executing a nonrecourse promissory note. The term of the schedule was 36 months which commenced December 1, 1993. The monthly rent was $6,935.

     The original lease term expired in November 1996, and the related equipment was returned. The Partnership scrapped the equipment during 1997.

     Charming Shoppes is a wholesale distributor of women's apparel.

     8.   Perot Systems Corporation

     Under the terms of a master lease agreement entered into by Perot Systems Corporation ("Perot Systems") dated December 3, 1990, and an equipment schedule dated March 29, 1993, Perot Systems has leased computer equipment manufactured by Amdahl.

     The term of the schedule was 36 months, which commenced March 1, 1993. The monthly rent was $23,693. The cost to the Partnership of the equipment and schedule was $795,961. The Partnership paid $82,478 of this amount in cash, and the balance by assuming nonrecourse financing of the equipment.

     Perot Systems assigned its rights and obligations in the lease to Nationsbanc Services, Inc. ("Nationsbanc"), as of April 1, 1995. The original lease expired in February 1996. After expiration of the renewal term, this schedule was leased on a month-to-month basis for 3 months, and subsequently the equipment was returned. The Partnership sold part of the equipment in August 1996, and scrapped the remainder during 1997.


     9.   Mobil Administrative Services Company, Inc.

     Under the terms of a master lease agreement dated as of March 9, 1990 and an equipment schedule dated as of June 25, 1993, Mobil Administrative Services Company, Inc. ("Mobil"), Mobil has leased computer equipment manufactured by IBM. The initial term of the schedule is 30 months which commenced July 1, 1993. The cost of the equipment and schedule to the Partnership was $490,081. The Partnership paid $103,000 of this amount in cash and the balance by assuming nonrecourse financing of the equipment. The monthly rent was $16,076.

     The original lease expired in January 1996. After expiration of the renewal term, this schedule was leased on a month-to-month basis for 5 months, and subsequently the equipment was returned. The Partnership has sold certain units of the equipment in 1996 and 1997, and is currently in the process of remarketing the remaining items of equipment. There is no assurance that the partnership will be able to sell this equipment, and if sold there is no assurance with the respect to the amount to be received by the partnership.

     10.  Chrysler Corporation

     Under the terms of a master agreement dated March 21, 1989, and 2 equipment schedules dated November 15, 1993, Chrysler Corporation ("Chrysler") has leased computer equipment manufactured by IBM. The initial terms of the schedules are 36 months. One schedule commenced as of April 1, 1994 and the other commenced August 12, 1994. The aggregate monthly rent was $15,994. The cost of the equipment and schedules to the Partnership was $546,634. The Partnership paid $80,524 of this amount in cash and the balance by assuming nonrecourse financing of the equipment.

     Both equipment schedules were renewed during 1997 and will expire in March and July of the year 2000, respectively with aggregate monthly rent of $9,950.

     Chrysler Corporation is one of the world's largest manufacturers of automobiles, vans, and trucks.

     11.  Fingerhut Corporation

     Under the terms of a master lease agreement dated July 11, 1990 and an equipment schedule dated as of February 1, 1994, Fingerhut Corporation ("Fingerhut") has leased computer equipment manufactured by Hitachi Data Systems Corporation. The initial term of the schedule was 36 months which commenced February 1, 1994. The monthly rent was $27,945. The cost of the equipment and the schedule to the Partnership was $1,115,173. The

Partnership  paid $236,140 of this amount in cash and the balance
by assuming nonrecourse financing of the equipment.   The
equipment was sold during 1997.

     Fingerhut is a direct mail merchandiser of home furnishings, apparel, recreation items, small appliances and automotive accessories.

     12.  Kawasaki Motors, U.S.A.

     Under the terms of a master lease agreement dated November 30, 1987, and an equipment schedule dated August 26, 1993, Kawasaki Motors, U.S.A. ("Kawasaki") has leased computer equipment manufactured by IBM. The Partnership has acquired from the original lessor the equipment and all of the rights under the schedule. Cost to the Partnership of the equipment and the schedule was $24,858. The Partnership paid $2,600 of this amount in cash and the balance by assuming existing nonrecourse financing of the equipment. The term of the schedule was 36 months, which commenced October 1, 1993. The monthly rent was $1,081.

     The original lease expired in September 1996. The lease was renewed in December 1996 for 24 months, at a monthly rent of $800.

     Kawasaki is engaged primarily in the import and distribution of motorcycles, jet skis, engines and all-terrain vehicles supplied by Kawasaki Heavy Industries, Ltd. of Japan ("KHI"), Kawasaki's parent, and by Kawasaki Motors Manufacturing Corp., U.S.A., a wholly-owned manufacturing and assembling subsidiary of KHI.


     The following tabulation sets forth the lessee, the equity investment of the Partnership, the debt incurred at the date of acquisition, the lease term at the acquisition of the Equipment and lease term remaining at December 31, 1997:
                                              Lease        Lease
                                              Term         Term
                                               at       Remaining
                                            Equipment       at
                                            Acquisition  12/31/97
                                               (in         (in
Lessee                Equity       Debt       months)    months)
Thrift Drug         $   24,258   $  710,173        46         (2)
Thrift Drug            105,000    9,384,339        61         (2)
Thrift Drug             91,891           --        23         (1)
Thrift Drug             42,825      193,155        36         (5)
Thrift Drug             21,822           --        35         (5)
Aetna Life             116,000           --        36         (1)
Mount Sinai              5,000      180,539        48         (1)
ICI Americas            41,664      259,805        36         (6)
Advantis                16,143      107,475       35-36       (1)
Allied-Signal          229,753           --        45         (9)
United Telephone         1,915      43,950         36         (1)
BellSouth               34,591      390,814        45         (1)
BellSouth              148,750      664,411        22         (1)
BellSouth              156,154           --        18         (1)
Charming Shoppes        20,622      168,606        33         (1)
Charming Shoppes        18,500      167,531        33         (1)
Charming Shoppes        14,550      164,079        32         (1)
Charming Shoppes        18,500      164,819        26         (1)
Perot (Nationsbanc)     82,478      713,483        33         (1)
Sony                   174,500    1,337,831        35         (1)
Mobil                  103,000      387,081        30         (3)
Chrysler Corp.          43,121      220,100        30         (8)
Chrysler Corp.          37,403      246,010        34         (8)
Chrysler Corp.         117,807           --        36         (8)
Total System            88,242      557,313        36         (1)
Fingerhut Corp.        236,138      879,035        36         (1)
Halliburton Company    257,175           --        24         (1)
Halliburton Company     24,536           --        24         (1)
Kawasaki                 2,600       22,258        23         (7)
                    ----------   -----------
         Total:     $2,274,938   $16,962,807

(1)      Lease expired and equipment sold or scrapped.
(2) Lease expired, the Partnership is in the process of remarketing the equipment.
(3) Lease expired, part of the equipment has been sold, the Partnership is in the process of remarketing the rest of the equipment.
(4)      Renewed on a month-to-month basis at the original rent.
(5) Renewed with new equipment at a monthly rental of $4,387 for a 36-month term ending in October 1998. The original equipment was sold in 1996.

(6) Equipment on lease upgraded; initial term extended to October 1997. Equipment on lease upgraded again in March 1996 and June 1996, with additional add-on schedule. Lease term extended to February 1999.
(7) Lease renewed in December 1996 for 24 months, at a monthly rent of $800.
(8) Lease renewed in 1997 for 36 months at a monthly rental of $4,975.
(9) Original lease expired in October 1996. The lease was renewed for 34 months at a monthly rate of $3,847.

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

         Major Customers. Approximately 74% of the Partnership's lease income in the year ended December 31, 1997 was from three customers. For those direct financing leases in which the Partnership has a net investment at December 31, 1997, 100% was with one customer. See note 4 in "Notes to Financial Statements" in this report.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION

         The Partnership commenced the offering of Limited Partnership Units and began operations on March 27, 1992. As of December 31, 1993, the date on which the offering of Units terminated, the Partnership had sold $2,514,768 in Units. At December 31, 1997, the Partnership had acquired $19,237,743 worth of equipment, excluding capitalized equipment acquisition costs, with an equity investment of $2,274,938 and nonrecourse borrowings of $16,962,807.

Operations

         Total revenues decreased to $250,802 for the fiscal year ended December 31, 1997 ("fiscal 1997") from $1,284,165 for the fiscal year ended December 31, 1996 ("fiscal 1996"). Total revenues consist of lease rental income and interest earned on temporary cash investments and loss on sales of equipment under lease. This decrease in total revenues resulted from a decrease in rental income due to the sale of leased equipment.

         Operating expenses decreased to $672,415 for fiscal 1997 from $1,877,402 for fiscal 1996. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment under operating leases, write-down of the carrying value of equipment in operating leases, amortization of organization expenses, administrative expenses, and payments to a related party for administrative cost reimbursements. The decrease in operating expenses from fiscal 1996 to fiscal 1997 resulted primarily from a decrease in interest expense due to the payment of long-term debt, and a decrease in depreciation expense due to lease expirations.

Liquidity and Capital Resources

         Cash and cash equivalents of the Partnership at December
31, 1997 include undistributed cash available from operations during the period March 27, 1992 to December 31, 1997.

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

         The Partnership maintains a working capital and contingency reserve in an amount equal to 1% of the gross proceeds of the offering of Units. Such amount, together with any amount reserved from operations, will be available to meet working capital requirements and to provide for contingencies. The partnership does not believe that it is subject to any material costs related to the year 2000 issues .

ITEM 7.        FINANCIAL STATEMENTS

         The financial statements of the Partnership as of December 31, 1997, and for the fiscal years ended December 31, 1997 and December 31, 1996, and the notes thereto are set forth elsewhere herein.

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

         Gerald A. Horwitz. Mr. Horwitz, age 62, is the President and sole Director of TL General. He is also the Chairman of the Board, sole Director, President, Treasurer and sole voting shareholder of Raffaello, Inc., the sole shareholder of TL General, as well as the sole Director and Treasurer of Triumphe Leasing Group, Inc. and Horwitz & Associates, Inc. (formerly known as Horwitz, Schakner & Associates, Inc. and G.A. Horwitz & Co. Inc.), a securities broker-dealer and investment adviser, and President and sole Director of TL General Corp., the corporate General Partner of Triumphe Leasing Limited Partnership. Prior to organizing Horwitz & Associates, Inc. in 1970, Mr. Horwitz served as an officer of Thomson, McKinnon and Auchincloss and prior to that he served as an officer of Blair and Company, both of which were New York Stock Exchange member firms. Mr. Horwitz attended Roosevelt University in Chicago, where he earned a Bachelor of Science Degree. He also attended the University of Wisconsin as an undergraduate, and the University of Chicago as a post-graduate student and served part-time as an instructor at Northwestern University.

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

         Jerry Schwartz. Mr. Schwartz, age 52, has served in various executive capacities for affiliates of Raffaello, Inc. since April 1987. He is Vice President, Secretary and Treasurer of TL General and TL General Corp. From 1982 to 1987, he served as a principal of J.L. Schwartz & Co., Inc., a public accounting firm. Prior thereto, Mr. Schwartz served as an accounting and operational manager for a certified public accounting firm.

         There is no family relationship among the foregoing officers.

ITEM 10.        EXECUTIVE COMPENSATION

         As stated in Item 9, the Partnership has no executive officers or directors. The compensation to the General Partners is set forth in Item 12 of this report.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

         As of December 31, 1997, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's Units then outstanding.

         The Partnership has no executive officers. As of December 31, 1997, neither Gerald A. Horwitz, TL General VIII
Corp. nor Jerry Schwartz owned any Units.

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

         For its services in actively managing the Partnership, including, but not limited to, preparation of SEC reports and filings, preparation of reports to investors, leasing and re-leasing Equipment, arranging for necessary maintenance and repairs of Equipment, collecting revenues, paying operating expenses, determining that the Equipment is used in accordance with all operative contractual arrangements and providing clerical and bookkeeping services necessary to the operation of the Partnership, the Partnership will pay the General Partners and/or their affiliates an Equipment Management Fee in an amount equal to (i) 2% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Full Payout Leases; or (ii) 3% of gross rental payments (exclusive of taxes and other reimbursements) payable to the Partnership with respect to Operating Leases.

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

         During the fiscal year ended December 31, 1997, the Partnership paid no sales commissions to H&A, an affiliate of the
General Partners.   Management fees to the General Partners for
1997 and 1996 amounted to $55,867 and $123,317, respectively. At December 31, 1997, $470,845 of equipment management fees are unpaid. The Partnership paid $5,000 in management fees in 1997. The General Partners paid no acquisition fees during fiscal 1997.

         Allocations and Distributions of the Partnership. In accordance with the Partnership Agreement, the General Partners received distributions of $2,966 and were allocated net loss of $4,216 for fiscal 1997.

         Reimbursements. The General Partners and their Affiliates shall be reimbursed for any expenses they incur in organizing the Partnership and offering the Units, up to a maximum of $1,400 multiplied by the number of Units actually sold.

         In addition, reimbursements in amounts not presently determinable will also be made from time to time to the General
Partners and their Affiliates for reasonable out-of-pocket expenses incurred in connection with the management, administration and operation of the Partnership and the acquisition of Equipment (e.g., photocopying, postage, and filing fees). The General Partners presently estimate that such reimbursements will not exceed $25,000 per year.


                                  PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits, as listed in the Exhibit Index set forth on page 17, are submitted as a separate section of this report.

         (b) No current reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TRIUMPHE LEASING VIII L.P.
                          By:  TL GENERAL VIII CORP.
                          Its:  General Partner
Date: February 25,1998    By: /s/ Gerald A. Horwitz
                          ----------------------------------
                          Gerald A. Horwitz, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                  Title(s)                        Date


/s/ Gerald A. Horwitz   Sole Director and       February 25, 1998
----------------------  President of the
    Gerald A. Horwitz   corporate General
                        Partner and as a
                        General Partner
                        (Principal
                        Executive Officer)

/s/ Jerry Schwartz      Vice President,         February 25, 1998
----------------------  Secretary and
    Jerry Schwartz      Treasurer of the
                        corporate General
                        Partner (Principal
                        Financial and
                        Accounting
                        Officer)

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

27.                Financial data schedule



                      Triumphe Leasing VIII L.P.





                       Financial Statements
                Years Ended December 31, 1997 and 1996

                                 Triumphe Leasing VIII L.P.
                                                    Contents



  Report Of Independent Certified Public Accountants          3


  Financial Statements
         Balance Sheet                                      5-6
         Statements of Operations                             7
         Statements of Partners Equity (Deficit)              8
         Statements of Cash Flows                             9
         Summary of Accounting Policies                   10-12
         Notes to Financial Statements                    13-15

Report Of Independent Certified Public Accountants



To the Partners
Triumphe Leasing VIII L.P.
Northbrook, Illinois


We have audited the accompanying balance sheet of Triumphe Leasing VIII L.P. as of December 31, 1997 and the related statements of operations, partners equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triumphe Leasing VIII L.P. at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP


Chicago, Illinois
January 16, 1998

                          Financial Statements


                                    Triumphe Leasing VIII L.P.

                                               Balance  Sheet

  December 31,                                           1997

  Assets

  Current Assets
         Cash and cash equivalents               $       83,982
         Accounts receivable                              1,250
         Net investment in direct financing leases
            (Notes 1 and 4)                              74,866
                                                       --------
  Total Current Assets                                  160,098
                                                       --------

  Computer Equipment on Operating Leases, less
       accumulated depreciation of $ 876,589 (Note 1)   166,603
                                                       --------
  Other Assets
         Net investment in direct financing leases,
            less current portion (Notes 1 and 4)         21,052
                                                       --------


                                                 $      347,753
                                                       ========





                                  Triumphe Leasing VIII L.P.

                                               Balance Sheet



  December 31,                                          1997
  Liabilities and Partners  Deficit

  Current Liabilities
         Current maturities of long-term debt
             (Note 1)                          $       227,060
         Other liabilities                               3,601
                                                     ---------

  Total Current Liabilities                            230,661
                                                     ---------
          Long-Term Debt, less current maturities
               (Note 1)                                183,411
          Accrued management fees (Note 2)             470,845
                                                     ---------
  Total Long-Term Liabilities                          654,256
                                                     ---------
  Total Liabilities                                    884,917
                                                     ---------
  Partners  Deficit
         General partners                              (4,827)
         Limited partners                            (532,337)
                                                     ---------
  Total Partners  Deficit                            (537,164)
                                                     ---------

                                               $       347,753
                                                     =========

See accompanying summary of accounting policies and notes to financial statements.

                                    Triumphe Leasing VIII L.P.

                                      Statements of Operations


  Year ended December 31,                     1997           1996
  Revenues
         Lease income (Note 4)           $  402,401    $1,635,732
         Loss on sale of equipment under
            lease                         (152,237)     (352,832)
         Interest                               638         1,265
                                          ---------     ---------
  Total revenues                            250,802     1,284,165
                                          ---------     ---------
  Operating Expenses
         Interest                            60,777       253,804
         Depreciation and amortization      405,590     1,437,783
         Administrative (Note 2)            206,048       185,815
                                          ---------     ---------
  Total operating expenses                  672,415     1,877,402
                                          ---------     ---------
  Net Loss                               $(421,613)    $(593,237)
                                          =========     =========
  Net Loss Allocated to
         General partners                $  (4,216)    $  (5,932)
         Limited partners                 (417,397)     (587,305)
                                          ---------     ---------
                                         $(421,613)    $(593,237)
                                          =========     =========
  Weighted Average Units Outstanding During the Year
         General partners                    1.2894        1.2894
         Limited partners                  127.6553      127.6553

  Basic and Fully Diluted Earnings Per Unit
         General partners                $  (3,270)    $  (4,601)
         Limited partners                $  (3,270)    $  (4,601)

See accompanying summary of accounting policies and notes to financial statements.




                                       Triumphe Leasing VIII L.P.


                          Statements of Partners Equity (Deficit)


                                            General       Limited
                                 Total     Partners      Partners
  Partners  Equity, at
     December 31, 1995    $  1,611,890     $ 16,664   $ 1,595,226

         Distributions
          ($6,500 per unit)  (837,702)      (8,377)     (829,325)
         Net loss            (593,237)      (5,932)     (587.305)

  Partners  Equity, at
     December 31, 1996    $    180,951     $   2,355  $   178,596

         Distributions
          ($2,300 per unit)  (296,502)       (2,966)    (293,536)
         Net loss            (421,613)       (4,216)    (417,397)
                            ----------      --------   ----------
  Partners  Deficit, at
     December 31, 1997    $  (537,164)     $ (4,827)  $ (532,337)
                            ==========      ========   ==========

See accompanying summary of accounting policies and notes to financial statements.



                                       Triumphe Leasing VIII L.P.

                                         Statements of Cash Flows


  Year ended December 31,                      1997          1996

  Cash Flows From Operating Activities
         Net loss                      $  (421,613)  $  (593,237)
         Adjustments to reconcile
         net loss to net cash provided
         by operating activities
           Depreciation and amortization    405,590     1,437,783
           Loss on sale of equipment
            under lease                     152,237       352,832
           Amortization of unearned income (64,851)     (258,826)
           Changes in assets and liabilities
             Decrease (increase) in
              accounts receivable            42,767      (44,017)
             Increase in accounts payable    31,276        87,449
             Decrease in other liabilities (23,549)      (34,182)
                                         ----------    ----------
   Net cash provided by operating
    activities                              121,857       947,802
                                         ----------    ----------
    Cash Flows From Investing Activities
         Purchase of computer equipment
           on operating leases                   -      (108,393)
         Principal payments received
           under direct financing leases  1,538,915     2,717,687
         Proceeds from sale of equipment
           under lease                       15,576       793,660
                                         ----------    ----------
  Net cash provided by investing
     activities                           1,554,491     3,402,954
                                         ----------    ----------
   Cash Flows From Financing Activities
         Principal payments on
          nonrecourse debt              (1,698,403)   (3,714,875)
         Proceeds from nonrecourse debt     323,633       221,312
         Distributions to partners        (296,502)     (837,702)
                                         ----------    ----------
  Net cash used in financing
     activities                         (1,671,272)   (4,331,265)
                                         ----------    ----------
    Net Increase in Cash and Cash
     Equivalents                              5,076        19,491
    Cash and Cash Equivalents, at
     beginning of year                       78,906        59,415
                                         ----------    ----------
  Cash and Cash Equivalents, at
     end of year                       $     83,982  $     78,906
                                         ==========    ==========
  Supplemental Disclosures of Cash
     Flow Information
         Cash paid during the year
           for interest                $     60,777  $    253,804

See accompanying summary of accounting policies and notes to financial statements.

                                       Triumphe Leasing VIII L.P.

                                   Summary of Accounting Policies



  Organization and         Triumphe Leasing VIII L.P. (the
  Business                 Partnership ), located in Northbrook,
                           Illinois, was formed on December 10,
                           1991 under the Revised Limited
                           Partnership Act of the State of
                           Illinois.  The Partnership acquires,
                           owns, leases, maintains, manages and
                           sells equipment.  At December 31, 1997
                           and 1996, 127.66 limited partnership
                           units were outstanding.

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

                           The Partnership purchases and leases
                           to third parties various items of
                           equipment.  The equipment purchased by
                           the Partnership to date and related
                           lease opportunities are brought to the
                           attention of the Partnership by
                           independent leasing brokers, who
                           either charge the Partnership a fee
                           for their services or purchase the
                           equipment and secure the lessee and
                           then resell the package to the
                           Partnership.  At the conclusion of a
                           lease, the leased equipment is either
                           (I) released to the same lessee, (ii)
                           leased to a new lessee or (iii) sold.
                           Generally, the Partnership compensates
                           the independent brokers for re-leasing
                           or disposing of the equipment
                           purchased to date by allowing them to
                           participate in the proceeds of the
                           renewal leases or sales.

  Lease Accounting         The Partnership records leases in
                           conformity with generally accepted
                           accounting principles and prevalent
                           accounting practices within the
                           leasing industry.  All existing leases
                           are in the form of direct financing
                           leases or operating leases.

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

                                       Triumphe Leasing VIII L.P.

                                   Summary of Accounting Policies


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

                           The Partnership evaluates the
                           recoverability of its portfolio of
                           leases quarterly, or more frequently
                           whenever events and circumstances
                           warrant revised estimates, and
                           considers whether the carrying value
                           of leases should be completely or
                           partially written off.  In 1995, the
                           Partnership adopted Statement of
                           Financial Accounting Standards No.
                           121, Accounting for Impairment of
                           Long-Lived Assets and for Long-Lived
                           Assets to be Disposed of.   During
                           1997 and 1996, the Partnership
                           recorded charges of $194,000 and
                           $447,000, respectively (included in
                           depreciation and amortization) to
                           write-down certain impaired assets to
                           their fair value.  These assets
                           included data processing and
                           telecommunications equipment not on
                           lease at December 31, 1997 and 1996,
                           respectively.  Fair value was based on
                           estimates of discounted future cash
                           flows.

                           The Partnership's leasing operations
                           consist of the leasing of various
                           types of data processing equipment and
                           telecommunications equipment.  A
                           substantial portion of the
                           Partnership's leases are classified as
                           direct financing leases which expire
                           over the next two years.  Other data
                           processing equipment is leased under
                           operating leases that expire over the
                           next three years.

  Computer Equipment       Computer equipment on operating leases
  on Operating Leases;     is stated at cost.  Depreciation is
  Depreciation             computed using the double declining
                           balance and straight-line methods over
                           the estimated useful lives of the
                           assets.


  Cash and Cash            For purposes of the statements of cash
  Equivalents              flows, the Partnership considers all
                           highly liquid investments purchased
                           with a maturity of three months or
                           less to be cash equivalents.

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

                                       Triumphe Leasing VIII L.P.

                                   Summary of Accounting Policies



                           All of the Partnership's leases are
                           treated as operating leases for income
                           tax purposes (Note 3).

  Earnings per Unit        In February, 1997, the Financial
                           Standards Board issued Statement of
                           Financial Accounting Standard ( SFAS )
                           No. 128,  Earnings per Share.   The
                           new standard simplifies the method for
                           computing earnings per unit and
                           requires the presentation of two new
                           amounts, basic and fully diluted
                           earnings per unit.

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

                           The Partnership has estimated the
                           residual values of equipment under
                           direct financing and operating leases.
                           These estimates have been developed
                           based upon published market values of
                           similar equipment and the general
                           partners  prior experience. Management
                           has provided for estimated future
                           losses on the disposition or lease
                           renewals of equipment currently under
                           lease.  Given the volatility of market
                           for the resale of computer equipment,
                           it is reasonably possible that the
                           Partnership's estimates for residual
                           value may change in the near term.

  Recent Accounting        In June, 1997, the Financial
  Pronouncement            Accounting Board issued SFAS No. 130,
                           Reporting Comprehensive Income .  The
                           new standard discusses how to report
                           and display comprehensive income and
                           its components.  The standard is
                           effective for years beginning after
                           December 15, 1997.  When the
                           Partnership adopts this statement, it
                           is not expected to have a material
                           impact on the Partnership s financial
                           statements.

                                       Triumphe Leasing VIII L.P.

                                    Notes to Financial Statements



  1. Leases and Computer Estimated future minimum lease Equipment Financing payments under both direct financing and operating leases, including
                           estimated residual values of leased
                           property (unguaranteed) of $6,972, net
                           of unearned income under direct
                           financing leases, and the related debt
                           maturities under financing leases and
                           operating leases at December 31, 1997
                           are as follows:
[CAPTION]

                             Estimated future minimum lease
                             payments receivable
                       ------------------------------------------

                       Direct
                       financing   Operating               Debt
                       leases      leases     Total    maturities
                       ------------------------------------------
             1998     $  86,709   $ 202,851  $ 289,560  $ 227,060
             1999        21,424     119,400    140,824    124,993
             2000          -         59,700     59,700     58,418
                       ------------------------------------------

                        108,133     381,951    490,024
                                                        $ 410,471
                                                       ----------

       Less unearned
          income         12,215        -        12,215
                       -------------------------------
                      $  95,918   $ 381,951  $ 477,869

                           The various debt obligations are
                           payable monthly to financial
                           institutions and include interest
                           at rates ranging from 5.75% to 8.75%.
                           The Partnership estimates that
                           the fair value of its fixed-rate
                           borrowings approximates the carrying
                           value at December 31, 1997 given the
                           Partnership's current borrowing
                           capabilities.  The debt obligations
                           are collateralized by the related
                           equipment and future rental payments
                           under the respective leases.  The
                           indebtedness is without recourse
                           against the Partnership.


  2.  Related Party        The Partnership pays companies related
      Transactions         to the general partners through common
                           ownership an equipment acquisition
                           fee, in the amount of 5% of the
                           Partnership's equity investment in
                           such equipment, for locating and
                           acquiring equipment, arranging lease
                           financing and locating lessees.
                           Equipment acquisition fees are not
                           paid unless at least 85% of the gross
                           limited partner contributions have


                                       Triumphe Leasing VIII L.P.

                                    Notes to Financial Statements


                           been invested in equipment.  There
                           were no fees in 1997 and 1996.

                           For their services in actively
                           managing the Partnership, the
                           Partnership is charged by the general
                           partners an equipment management fee
                           in an amount equal to 3% of gross
                           rental payments (exclusive of taxes
                           and other reimbursements) payable to
                           the Partnership.  These expenses
                           amounted to $ 55,867 and $123,317 in
                           1997 and 1996, respectively.

                           At December 31, 1997, $ 470,845 of
                           equipment management fees are unpaid
                           and included in accounts payable. Per
                           an agreement with the general
                           partners, the management fees are not
                           payable until March 31, 1999.


  3.  Reconciliation of
      Reported Net Loss
      to Tax Net (Loss)
      Income
                 Year ended December 31,        1997        1996
                 Reported net loss        $(421,613)  $(593,237)
                 Add tax leasing revenues
                  in excess of reported
                  leasing revenues         1,474,064   2,458,861
                 Less tax loss in excess
                  of reported loss on
                  sale of equipment
                  under lease              (173,214)    (43,627)
                 Less tax depreciation
                  in excess of reported
                  depreciation            (1,121,110)  (847,741)
                 Add management fees in
                  excess of tax management
                  fees                        55,866       -
                 ------------------------------------------------

                 Tax net (loss) income   $  (186,007) $  974,256
                 ------------------------------------------------

                                       Triumphe Leasing VIII L.P.

                                    Notes to Financial Statements



                           The Partnership's tax basis in its net
                           assets differs from the amount at
                           which its net assets are reported for
                           financial purposes, principally due to
                           the accounting for direct financing
                           leases.  At December 31, 1997, the
                           Partnership's basis for financial
                           reporting purposes of its net assets
                           was less than its basis for tax
                           reporting purposes by approximately
                           $651,000.  As a result, aggregate
                           future income for income tax reporting
                           purposes will be lesser than for
                           financial reporting purposes.


  4.  Major Customers      Approximately 74% and 75% of the
                           Partnership s lease income
                           in the years ended December 31, 1997
                           and 1996, respectively, was from six
                           customers.  The percentages are as
                           follows:

                                         1997           1996
                      ------------------------------------------
                      Customer A          35%            12%
                      Customer B          26             18
                      Customer C          13              -
                      Customer D           -             21
                      Customer E           -             14
                      Customer F           -             10
                      -------------------------------------------
                      Total               74%            75%
                      -------------------------------------------

                           For those direct financing leases in
                           which the Partnership has a net
                           investment at December 31, 1997,
                           100% was with one customer which
                           manufactures pharmaceuticals,
                           plastics, specialty chemicals,
                           advanced materials and agricultural
                           products.