Form 10QSB
period 1998-03-31
TRIUMPHE LEASING VIII L P
filed 1998-04-29
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                           FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         March 31, 1998


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT.

     For the transition period from               to

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


                               PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS

                              March 31, 1998   December 31, 1997
                              --------------   -----------------
                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents           $    15,575         $    83,982
  Accounts receivable                    987               1,250
  Net investment in direct
    financing leases                  78,808              74,866
                                   ---------          ----------
         TOTAL CURRENT ASSETS         95,370             160,098
                                   ---------          ----------
  COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $ 898,970 and $ 876,589            141,625             166,603
                                   ---------          ----------
OTHER ASSETS:
  Net investment in direct
      financing leases,
      less current portion              -                 21,052
                                  ----------          ----------
                                 $   236,995         $   347,753
                                  ==========          ==========

See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING VIII L.P.

                           BALANCE SHEETS
                               March 31, 1998   December 31, 1997
                               --------------   -----------------
                                 (Unaudited)
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                $     6,205        $       -
  Current maturities of
      long-term debt                  211,008             227,060
  Other liabilities                     3,073               3,601
                                    ---------           ---------
      TOTAL CURRENT LIABILITIES       220,286             230,661
                                    ---------           ---------
  Long-term debt,
  less current maturities             142,196             183,411
  Accrued management fees             452,039             470,845
                                    ---------           ---------
      TOTAL LONG-TERM LIABILITIES     594,235             654,256
                                    ---------           ---------
      TOTAL LIABILITIES               814,521             884,917
                                    ---------           ---------
 PARTNERS' DEFICIT:
  General Partners                    (5,231)             (4,827)
  Limited Partners                  (572,295)           (532,337)
                                    ---------           ---------
      TOTAL PARTNERS' DEFICIT       (577,526)           (537,164)
                                    ---------           ---------
                                   $  236,995          $  347,753
                                    =========           =========

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS
                                 Three Months       Three Months
                                     Ended              Ended
                                March 31, 1998     March 31, 1997
                                --------------     --------------
                                  (Unaudited)        (Unaudited)
REVENUES:
  Lease Income                    $    60,635        $   152,788
  Interest Income                         604                 45
  Loss on Sale of Equipment           (1,000)               -
                                   ----------         ----------
    TOTAL REVENUES                     60,239            152,833
                                   ----------         ----------
OPERATING EXPENSES:
  Interest                              7,423             28,256
  Depreciation & Amortization          22,978             94,746
  Remarketing Commissions Paid
    to Outside Lease Brokers            4,763              1,160
  Administrative                          978             48,198
                                   ----------         ----------
      TOTAL OPERATING EXPENSES         36,142            172,360
                                   ----------         ----------
        NET INCOME (LOSS)         $    24,097        $  (19,527)
                                   ==========         ==========

NET INCOME (LOSS) ALLOCATED TO:
  General Partners                $       241        $     (195)
  Limited Partners                     23,856           (19,332)
                                   ----------         ----------
                                  $    24,097        $  (19,527)
                                   ==========         ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                    1.2894             1.2894
   Limited Partners                  127.6554           127.6554

BASIC AND FULLY DILUTED EARNINGS PER WEIGHTED AVERAGE UNIT:
   General Partners                    $  187           $  (151)
   Limited Partners                    $  187           $  (151)

See accompanying notes to financial statements (Unaudited)

                           TRIUMPHE LEASING VIII L.P.
                         STATEMENT OF PARTNERS' DEFICIT

                       Three Months Ended March 31, 1998
                                  (Unaudited)



                                           GENERAL       LIMITED
                           TOTAL           PARTNERS      PARTNERS
                           ---------       --------      --------
PARTNERS' DEFICIT
  Beginning of period   $  (537,164)     $ (4,827)   $  (532,337)

DISTRIBUTIONS               (64,459)         (645)       (63,814)
NET INCOME                   24,097           241         23,856
                          ----------      --------     ----------
PARTNERS' DEFICIT
  End of period         $  (577,526)     $ (5,231)   $  (572,295)
                          ==========      ========     ==========

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                                 Three Months       Three Months
                                    Ended              Ended
                                March 31, 1998     March 31, 1997
                                --------------     --------------
                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)               $    24,097        $   (19,527)
  Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities:

  Depreciation & amortization          22,978             94,746
  Loss on sale of equipment
   under lease                          1,000               -
  Amortization of unearned income      (4,567)           (32,577)

  Changes in assets and liabilities:
    Decrease in accounts receivable       263             32,071
    Increase in prepaid expenses         -                (1,486)
    (Decrease) Increase in accounts
      payable and accrued management
      fees                            (12,601)            30,414
    (Decrease) Increase in other
      liabilities                        (528)             2,592
                                    ----------        -----------
       Net cash provided by
       operating activities            30,642            106,233
                                    ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases            21,677            644,050
  Proceeds from sale of equipment
    under lease                         1,000               -
                                    ----------        -----------
        Net cash provided by
        investing activities           22,677            644,050
                                    ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners           (64,459)           (64,459)
  Principal payments of nonrecourse
   debt                               (57,267)          (704,885)
                                    -----------       -----------
        Net cash used in
        financing activities         (121,726)          (769,344)
                                    -----------       -----------

NET DECREASE IN CASH AND EQUIVALENTS  (68,407)           (19,061)

CASH AND EQUIVALENTS,
  at the beginning of the period       83,982             78,906
                                    -----------       -----------
CASH AND EQUIVALENTS,
  at the end of the period        $    15,575        $    59,845
                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
   for interest                   $     7,423        $    28,256

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL INFORMATION

         The financial information included herein at March 31, 1998 and each of the three months ended March 31, 1998, and March 31, 1997, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentations of the financial position as of those dates and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on December 10, 1991, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended March 31, 1998 was the twenty-fifth quarter of operations.


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

                           TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NET INVESTMENT IN LEASES


     The following lists the components of the net investment in leases as of March 31, 1998:

Total minimum lease payments to be received          $    79,484

Estimated residual values of leased property               6,972

Less: Unearned income                                      7,648
                                                      ----------
Net investment in leases                             $    78,808
                                                      ==========


      At March 31, 1998, minimum lease payments for direct financing and operating leases for each of the three succeeding calendar years are expected to be received as follows:


                  YEAR                    AMOUNT

                  1998                   304,948
                  1999                   164,628
                  2000                    49,750

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS


The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units had been sold through December 31, 1993. At March 31, 1998 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and nonrecourse bank borrowing of $16,962,807.

OPERATIONS
Total revenues decreased to $ 60,239 for the first quarter of the fiscal year ending December 31, 1998 ("fiscal 1998") from $152,833 for the first quarter of the fiscal year ended December 31, 1997 ("fiscal 1997"). Total revenues consist of lease rental income, interest earned on short-term money market investments, and the loss on sale of equipment. The decrease in total revenues from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 was due primarily to the loss of rental income attributable to the expiration of leases.

Operating expenses decreased to $ 36,142 for the first quarter of fiscal 1998 from $172,360 for the first quarter of fiscal 1997. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, and administrative expenses. The decrease in operating expenses from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 resulted primarily from the reduction of equipment on lease.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at March 31, 1998 include undistributed cash available from operations during the period March 27, 1992 to March 31, 1998.

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


                      TRIUMPHE LEASING VIII L.P.
                      By:  TL GENERAL VIII CORP.,
                      Its:  General Partner



  Date  April 29, 1998         By: /s/ Gerald A. Horwitz
                                  ----------------------------
                                  Gerald A. Horwitz, President
                                  of the Corporate General
                                  Partner
                                  (Principal Executive Officer)




  Date  April 29, 1998         By: /s/ Jerry L. Schwartz
                                  ----------------------------
                                  Jerry L. Schwartz,
                                  Vice President,
                                  Secretary and Treasurer
                                  of the Corporate General
                                  Partner
                                  (Principal Financial and
                                  Accounting Officer)


  Date  April 29, 1998         By: /s/ Gerald A. Horwitz
                                  ----------------------------
                                  Gerald A. Horwitz
                                  Its: General Partner