Form 10QSB
period 1998-06-30
TRIUMPHE LEASING VIII L P
filed 1998-08-05
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998



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



                               PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS

                               June 30, 1998    December 31, 1997
                               -------------    -----------------
                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents           $  88,424            $  83,982
  Accounts Receivable                  987                1,250
  Net investment in direct
    financing leases                  -                  74,866
                                  ---------            ---------
     TOTAL CURRENT ASSETS           89,411              160,098
                                  ---------            ---------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $922,141 and $876,589            125,426              166,603
                                  ---------            ---------
OTHER ASSETS:
  Net investment in direct
      financing leases                -                  21,052
                                  ---------            ---------
     TOTAL OTHER ASSETS
                                 $ 214,837            $ 347,753
                                  =========            =========

See accompanying notes to financial statements (Unaudited)



                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS
                              June 30, 1998     December 31, 1997
                              -------------     -----------------
                               (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable               $     2,814        $      -
  Current maturities of
      long-term debt                 157,310            227,060
  Other liabilities                   11,032              3,601
                                  -----------        -----------
      TOTAL CURRENT LIABILITIES      171,156            230,661
                                  -----------        -----------
LONG-TERM DEBT,
  less current maturities            217,033            183,411
Accrued Management Fees              454,487            470,845
                                  -----------        -----------
      TOTAL LONG-TERM LIABILITIES    671,520            654,256

      TOTAL LIABILITIES              842,676            884,917
                                  -----------        -----------
PARTNERS' DEFICIT:
  General Partners                    (5,734)            (4,827)
  Limited Partners                  (622,105)          (532,337)
                                  -----------        -----------
      TOTAL PARTNERS' DEFICIT       (627,839)          (537,164)
                                  -----------        -----------
                                 $   214,837        $   347,753
                                  ===========        ===========

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS

                                 Six Months       Six Months
                                    Ended            Ended
                                June 30, 1998     June 30, 1997
                                -------------     -------------
                                 (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                    $   129,416       $   251,430
  Interest Income                         604                45
  Loss on Sale of Equipment           (60,846)         (161,700)
                                   -----------       -----------
 TOTAL REVENUES                        69,174            89,775
                                   -----------       -----------
OPERATING EXPENSES:
  Interest                             13,853            44,221
  Depreciation & Amortization          46,149           134,297
  Remarketing Commissions Paid
    to Outside Lease Brokers           10,773            45,598
  Administrative                        5,249            75,716
                                   -----------       -----------
  TOTAL OPERATING EXPENSES             76,024           299,832
                                   -----------       -----------
NET LOSS                          $    (6,850)      $  (210,057)
                                   ===========       ===========

NET LOSS ALLOCATED TO:
  General Partners                $       (69)      $    (2,101)
  Limited Partners                     (6,781)         (207,956)
                                   -----------       -----------
                                  $    (6,850)      $  (210,057)
                                   ===========       ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                    1.2894            1.2894
   Limited Partners                  127.6554          127.6554

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners               $      (53)       $    (1,629)
   Limited Partners               $      (53)       $    (1,629)

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS


                               Three Months      Three Months
                                  Ended             Ended
                              June 30, 1998     June 30, 1997
                              -------------     -------------
                               (Unaudited)       (Unaudited)
REVENUES:
  Lease Income                   $   68,781        $   98,643
  Loss on Sale of Equipment         (59,846)         (161,700)
                                  ----------        ----------
 TOTAL REVENUES                       8,935           (63,057)
                                  ----------        ----------
OPERATING EXPENSES:
  Interest                            6,430            15,965
  Depreciation & Amortization        23,171            39,552
  Remarketing Commissions Paid
    to Outside Lease Brokers          6,009            44,438
  Administrative                      4,272            27,519
                                  ----------        ----------
  TOTAL OPERATING EXPENSES           39,882           127,474
                                  ----------        ----------
NET LOSS                         $  (30,947)       $ (190,531)
                                  ==========        ==========

NET LOSS ALLOCATED TO:
  General Partners               $     (309)       $   (1,905)
  Limited Partners                  (30,638)         (188,626)
                                  ----------        ----------
                                 $  (30,947)       $ (190,531)
                                  ==========        ==========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                  1.2894            1.2894
   Limited Partners                127.6554          127.6554

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners              $    (240)        $   (1,477)
   Limited Partners              $    (240)        $   (1,477)

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                         STATEMENT OF PARTNERS' EQUITY

                        Six Months Ended June 30, 1998
                                  (Unaudited)


                                        GENERAL       LIMITED
                           TOTAL        PARTNERS      PARTNERS
                           -----        --------      --------
PARTNERS' EQUITY
  Beginning of period      $ (537,164)  $  (4,827)    $ (532,337)

DISTRIBUTIONS                 (83,825)       (838)       (82,987)
NET LOSS                       (6,850)        (69)        (6,781)
                            ----------   ---------     ----------
PARTNERS' DEFICIT
  End of period            $ (627,839)  $  (5,734)    $ (622,105)
                            ==========   =========     ==========

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                               Six Months        Six Months
                                  Ended             Ended
                             June 30, 1998     June 30, 1997
                             -------------     -------------
                                (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                      $    (6,850)       $  (210,057)
  Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities:

    Depreciation & Amortization      46,149            134,297
    Loss on sale of equipment
      under lease                    60,846            161,700
    Amortization of unearned
      income                         (7,029)           (51,924)

  Changes in assets and liabilities:
    Decrease in accounts receivable     263             19,798
    (Decrease) in prepaid expense      -                  (991)
    Increase (Decrease) in
      accounts payable                2,814             (4,718)
    (Decrease) Increase in
      accrued management fees       (16,358)            44,525
    Increase (Decrease) in other
      liabilities                     7,431             (3,037)
                                 -----------        -----------
       Net cash provided by
       operating activities          87,266             89,593
                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases          36,129          1,288,102
  Proceeds from sale of
    equipment under lease             1,000             10,641
                                 -----------        -----------
       Net cash provided by
       investing activities          37,129          1,298,743
                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners         (83,825)          (167,584)
  Proceeds from issuance of
    nonrecourse debt                 75,718            161,524
  Principal payments of
    nonrecourse debt               (111,846)        (1,370,124)
                                 -----------        -----------
       Net cash used in
       financing activities        (119,953)        (1,376,184)
                                 -----------        -----------
NET INCREASE IN CASH
 AND EQUIVALENTS                      4,442             12,152

CASH AND EQUIVALENTS,
  at the beginning of the period     83,982             78,906
                                 -----------        -----------
CASH AND EQUIVALENTS,
  at the end of the period      $    88,424        $    91,058

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                $    13,853        $    44,221

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                                Three Months     Three Months
                                   Ended            Ended
                               June 30, 1998    June 30, 1997
                               -------------    -------------
                                (Unaudited)      (Unaudited)
[S]                             [C]               [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                      $   (30,947)      $ (190,531)
  Adjustments to reconcile
  net loss to net cash
  provided by operating
  activities:

  Depreciation & Amortization        23,171           39,552
  Loss on sale of equipment
    under lease                      59,846          161,700
  Amortization of unearned income    (2,462)         (19,347)

  Changes in assets and liabilities:
    Increase in accounts receivable    -             (12,273)
    Decrease in prepaid expenses       -                 495
    (Decrease) Increase in accounts
      payable                        (3,391)         (12,315)
    Increase in accrued management
      fees                            2,448           21,708
    Increase (Decrease) in other
      liabilities                     7,959           (5,629)
                                 -----------      -----------
       Net cash provided by
         (used in) operating
         activities                  56,624          (16,640)
                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases          14,452          644,051
  Proceeds from sale of equipment
    under lease                        -              10,641
                                 -----------      -----------
       Net cash provided by
       investing activities          14,452          654,692
                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners         (19,366)        (103,124)
  Proceeds from issuance of
    nonrecourse debt                 75,718          161,524
  Principal payments of
    nonrecourse debt                (54,579)        (665,239)
                                 -----------      -----------
       Net cash provided by
         (used in) financing
         activities                   1,773         (606,839)
                                 -----------      -----------

NET INCREASE IN CASH
 AND EQUIVALENTS                     72,849           31,213

CASH AND EQUIVALENTS,
  at the beginning of the period     15,575           59,845
                                 -----------      -----------
CASH AND EQUIVALENTS,
  at the end of the period      $    88,424       $   91,058
                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                $     6,430       $   15,965

[FN]
See accompanying notes to financial statements (Unaudited)
[/TABLE]

                          TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS
[CAPTION]

NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at June 30, 1998 and each of the six months and three months ended June 30, 1998, and June 30, 1997, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the financial position as of those dates and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on December 10, 1991, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended June 30, 1998 was the twenty-sixth quarter of operations.


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

                           TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NET INVESTMENT IN LEASES

      At June 30, 1998, minimum lease payments for direct financing and operating leases for each of the succeeding calendar years are expected to be received as follows:


                  YEAR                    AMOUNT


                  1999                     192,716
                  2000                      92,290
                  2001                      42,540
                  2002                       7,090

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June of 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units had been sold through December 31, 1993. At June 30, 1998 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and non-recourse bank borrowing of $16,962,807.

OPERATIONS
Total revenues decreased to $69,174 for the first two quarters of the fiscal year ending December 31, 1998 ("fiscal 1998") from $89,775 for the first two quarters of the fiscal year ended December 31, 1997 ("fiscal 1997"). Total revenues consist of lease rental income, interest earned on short-term money market investments, and the net loss on sale of equipment. The decrease in total revenues from the first two quarters of fiscal 1997 to the first two quarters of fiscal 1998, was due primarily to the loss of rental income attributable to the expiration of leases and the net loss on sale of equipment.

Operating expenses decreased to $76,024 for the first two quarters of fiscal 1998 from $299,832 for the first two quarters of fiscal 1997. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, amortization of organization expenses, and administrative expenses. The decrease in operating expenses from the first two quarters of fiscal 1997 to the first two quarters of fiscal 1998 resulted primarily from the reduction of equipment on lease.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at June 30, 1998 include undistributed cash available from operations during the period March 27, 1992 to June 30, 1998.

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



  Date  August 5, 1998          By: /s/ Gerald A. Horwitz
       ---------------------     -------------------------------
                                 Gerald A. Horwitz, President
                                 of the Corporate General Partner
                                 (Principal Executive Officer)


  Date  August 5, 1998          By: /s/ Jerry L. Schwartz
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


  Date  August 5, 1998          By: /s/ Gerald A. Horwitz
       --------------------       -------------------------------
                                  Gerald A. Horwitz
                                  Its: General Partner