Form 10QSB
period 1998-09-30
TRIUMPHE LEASING VIII L P
filed 1998-10-22
CIK 882574

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


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



                               PART I
                        FINANCIAL INFORMATION

                    ITEM 1.   FINANCIAL STATEMENTS

                      TRIUMPHE LEASING VIII L.P.
                           BALANCE SHEETS

                        September 30, 1998   December 31, 1997
                        ------------------   -----------------
                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents        $    28,284         $    83,982
  Net investment in direct
    financing leases                 -                 74,866
  Accounts receivable               3,847               1,250
                               ----------          ----------
     TOTAL CURRENT ASSETS          32,131             160,098
                               ----------          ----------

COMPUTER EQUIPMENT ON OPERATING LEASES,
  less accumulated depreciation of
  $910,020 and $876,589           101,867             166,603
                               ----------          ----------
OTHER ASSETS:
  Net investment in direct
      financing leases               -                 21,052
                               ----------          ----------
                              $   133,998         $   347,753
                               ==========          ==========

See accompanying notes to financial statements (Unaudited)

                               PART I
                        FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS - CONTINUED

                      TRIUMPHE LEASING VIII L.P.

                           BALANCE SHEETS
                       September 30, 1998   December 31, 1997
                       ------------------   -----------------
                           (Unaudited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable            $       360         $      -
  Current maturities of
      long-term debt              147,003             227,060
  Other liabilities                 7,251               3,601
                               -----------         -----------
    TOTAL CURRENT LIABILITIES     154,614             230,661
                               ===========         ===========
LONG-TERM DEBT,
  less current maturities         180,387             183,411
Accrued management fees           456,493             470,845
                               -----------         -----------
    TOTAL LONG-TERM LIABILITIES   636,880             654,256
                               -----------         -----------
    TOTAL LIABILITIES             791,494             884,917
                               -----------         -----------
PARTNERS' DEFICIT:
  General Partners                 (6,031)             (4,827)
  Limited Partners               (651,465)           (532,337)
                               -----------         -----------
      TOTAL PARTNERS' DEFICIT    (657,496)           (537,164)

                               -----------         -----------
                              $   133,998         $   347,753
                               ===========         ===========

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS

                         Nine Months        Nine Months
                            Ended              Ended
                     September 30, 1998  September 30, 1997
                     ------------------  ------------------
                         (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $   198,979         $   324,022
  Interest Income                     604                  45
  Loss on Sale of Equipment       (59,691)           (152,925)
                               -----------         -----------
 TOTAL REVENUES                   139,892             171,142
                               -----------         -----------
OPERATING EXPENSES:
  Interest                         20,548              52,257
  Depreciation & Amortization      69,708             171,565
  Remarketing Commissions Paid
    to Outside Lease Brokers       13,913             105,445
  Administrative                    7,770              50,624
                               -----------         -----------
  TOTAL OPERATING EXPENSES        111,939             379,891
                               -----------         -----------
NET INCOME (LOSS)             $    27,953         $  (208,749)
                               ===========         ===========

NET INCOME (LOSS) ALLOCATED TO:
  General Partners            $       280         $    (2,087)
  Limited Partners                 27,673            (206,662)
                               -----------         -----------
                              $    27,953         $  (208,749)
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.2894              1.2894
   Limited Partners              127.6554            127.6554

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners           $       217         $    (1,619)
   Limited Partners           $       217         $    (1,619)

See accompanying notes to financial statements (Unaudited)

                      TRIUMPHE LEASING VIII L.P.
                       STATEMENTS OF OPERATIONS

                           Three Months        Three Months
                               Ended               Ended
                        September 30, 1998   September 30, 1997
                        ------------------   ------------------
                            (Unaudited)         (Unaudited)
REVENUES:
  Lease Income                $    69,562         $    72,592
  Gain on Sale
    of Equipment                    1,155               8,775
                               -----------         -----------
 TOTAL REVENUES                    70,717              81,367
                               -----------         -----------
OPERATING EXPENSES:
  Interest                          6,695               8,036
  Depreciation & Amortization      23,559              37,268
  Remarketing Commissions Paid
   to Outside Lease Brokers         3,140              59,848
  Administrative                    2,521             (25,093)
                               -----------         -----------
  TOTAL OPERATING EXPENSES         35,915              80,059
                               -----------         -----------
NET INCOME                    $    34,802         $     1,308
                               ===========         ===========

NET INCOME ALLOCATED TO:
  General Partners            $        348        $        13
  Limited Partners                  34,454              1,295
                               -----------         -----------
                              $     34,802        $     1,308
                               ===========         ===========

WEIGHTED AVERAGE UNITS OUTSTANDING
   DURING THE PERIOD:
   General Partners                1.2894              1.2894
   Limited Partners              127.6554            127.6554

BASIC AND FULLY DILUTED EARNINGS PER UNIT:
   General Partners           $       270         $        10
   Limited Partners           $       270         $        10

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                         STATEMENT OF PARTNERS' EQUITY

                     Nine Months Ended September 30, 1998
                                  (Unaudited)


                                          GENERAL      LIMITED
                             TOTAL        PARTNERS     PARTNERS
                             -----        --------     --------
PARTNERS' DEFICIT
  Beginning of period        $(537,164)   $ (4,827)    $(532,337)

DISTRIBUTIONS                 (148,285)     (1,484)     (146,801)
NET INCOME                      27,953         280        27,673
                             ----------   ---------    ----------
PARTNERS' DEFICIT
  End of period              $(657,496)   $ (6,031)    $(651,465)
                             ==========   =========    ==========

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                           Nine Months          Nine Months
                              Ended                Ended
                        September 30, 1998   September 30, 1997
                        ------------------   ------------------
                           (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)          $      27,953          $  (208,749)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:

   Depreciation & amortization      69,708              171,565
   Loss on sale of equipment
    under lease                     59,691              152,925
   Amortization of unearned
    income                          (7,029)             (59,452)

  Changes in assets and liabilities:
    (Increase) decrease in
     accounts receivable            (2,597)              38,824
    Increase in prepaid expenses      -                    (496)
    Increase in accounts payable       360               29,946
    Decrease in accrued management
     fees                          (14,352)             (27,149)
    Decrease (increase) in other
     liabilities                     3,650              (22,342)
                                 ----------           ----------
       Net cash provided by
       operating activities        137,384               75,072
                                 ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Principal payments received under
   direct financing leases          36,129            1,517,238
  Proceeds from sale of
   equipment under lease             2,155               14,826
                                 ----------           ----------
      Net cash provided by
      investing activities          38,284            1,532,064
                                 ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners       (148,285)            (232,043)
  Proceeds from issuance of
    nonrecourse debt                75,718              161,524
  Principal payments of
    nonrecourse debt              (158,799)          (1,480,124)
                                -----------          -----------
       Net cash used in
       financing activities       (231,366)          (1,550,643)
                                -----------          -----------
NET (DECREASE) INCREASE IN CASH
 AND EQUIVALENTS                   (55,698)              56,493

CASH AND EQUIVALENTS,
  at the beginning of the period    83,982               78,906

CASH AND EQUIVALENTS,
  at the end of the period   $      28,284          $   135,399
                                ===========          ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest             $      20,548          $    52,257

See accompanying notes to financial statements (Unaudited)

                         TRIUMPHE LEASING VIII L.P.
                          STATEMENTS OF CASH FLOWS

                            Three Months         Three Months
                               Ended                Ended
                         September 30, 1998   September 30, 1997
                         ------------------   ------------------
                            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                  $    34,802         $     1,308
   Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:

   Depreciation & amortization                         37,268
   Loss on sale of
    equipment under lease          23,559              (8,775)
   Amortization of unearned income (1,155)             (7,528)

   Changes in assets and liabilities:
   (Increase) Decrease in accounts
    receivable                     (2,860)             19,026
   Decrease in prepaid expenses      -                    495
   Decrease in accounts payable    (2,454)            (54,386)
   Increase in accrued management
    fees                            2,006              17,376
   Decrease in other liabilities   (3,781)            (19,305)
                                ----------          ----------
       Net cash provided (used in)
       by operating activities     50,117             (14,521)
                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received under
    direct financing leases          -                229,136
  Proceeds from sale of
    equipment under lease           1,155               4,185
                                ----------          ----------
       Net cash provided by
       investing activities         1,155             233,321
                                ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners       (64,460)            (64,459)
  Principal payments of
   nonrecourse debt               (46,952)           (110,000)
                                ----------          ----------
       Net cash used in
       financing activities      (111,412)           (174,459)
                                ----------          ----------
NET (DECREASE) INCREASE IN
  CASH AND EQUIVALENTS            (60,140)             44,341

CASH AND EQUIVALENTS,
  at the beginning of the period   88,424              91,058
                                ----------          ----------
CASH AND EQUIVALENTS,
  at the end of the period    $    28,284         $   135,399
                                ==========          ==========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
  for interest                $     6,695         $     8,036

See accompanying notes to financial statements (Unaudited)

                          TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL INFORMATION

    The financial information included herein at September 30, 1998 and each of the nine months and three months ended September 30, 1998 and September 30, 1997, is unaudited and, in the opinion of the partnership, reflects all adjustments (which include only normal recurring adjustments) necessary for the fair presentations of the financial position as of those dates and the results of operation for those periods.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


NOTE 2 - ORGANIZATION

    The partnership was formed on December 10, 1991, under the Revised Uniform Limited Partnership Act of the State of Illinois. The partnership's business is to acquire, own, lease, maintain, manage and sell equipment. The quarter ended September 30, 1998 was the twenty-seventh quarter of operations.


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

                           TRIUMPHE LEASING VIII L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NET INVESTMENT IN LEASES

      At September 30, 1998, minimum lease payments for direct financing and operating leases for each of the four succeeding calendar years are expected to be received as follows:





                  YEAR                    AMOUNT


                  1999                     192,716
                  2000                      92,290
                  2001                      42,540
                  2002                       7,090

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

The partnership commenced the offering of units and began operations on March 27, 1992, and commenced the acquisition of equipment in June of 1992. As of December 31, 1993 the partnership ceased the sale of Investor Limited Partner Units. A total of $2,514,768 in units had been sold through December 31, 1993. At September 30, 1998 the partnership had acquired $19,119,937 of leased equipment with an equity investment of $2,157,130 and nonrecourse bank borrowing of $16,962,807.

OPERATIONS
Total revenues decreased to $139,892 for the first three quarters of the fiscal year ending December 31, 1998 ("fiscal 1998") from $171,142 for the first three quarters of the fiscal year ended December 31, 1997 ("fiscal 1997"). Total revenues consist of lease rental income, interest earned on short-term money market investments and the loss on sale of equipment. The decrease in total revenues from the first three quarters of fiscal 1997 to the first three quarters of fiscal 1998, was due primarily to the loss of rental income attributable to the expiration of leases.

Operating expenses decreased to $111,939 for the first three quarters of fiscal 1998 from $379,891 for the first three quarters of fiscal 1997. Operating expenses consist of interest on nonrecourse financing of equipment purchased, depreciation of equipment, and administrative expenses. The decrease in operating expenses from the first three quarters of fiscal 1997 to the first three quarters of fiscal 1998 resulted primarily from the reduction of equipment on lease.

The partnership does not plan to invest in additional equipment. Future results depend on the collection of rents on existing and extended leases, disposition of equipment from expired leases, and interest earned on short-term money market investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquid assets of the partnership increase principally from cash flows from operations. Cash and cash equivalents of the partnership at September 30, 1998 include undistributed cash available from operations during the period March 27, 1992 to September 30, 1998.

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


Date                          By: /s/ Gerald A. Horwitz
      --------------------       -------------------------------
                                 Gerald A. Horwitz, President
                                 of the Corporate General Partner
                                 (Principal Executive Officer)


Date                          By: /s/ Jerry L. Schwartz
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


Date                          By: /s/ Gerald A. Horwitz
      -------------------        --------------------------------
                                 Gerald A. Horwitz
                                 Its: General Partner